Form 10-Q
period 2000-09-30
VINA TECHNOLOGIES INC
filed 2000-11-14
CIK 1113428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or


[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


                         Commission File Number: 0-31093

                             VINA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     77-0432782
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


                      39745 Eureka Drive, Newark, CA 94560
                    (Address of principal executive offices)

                                 (510) 492-0800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 32,574,353 as of September 30, 2000.

                             VINA TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                                                           PAGE
-----------------------------                                                                           ----
ITEM 1  Consolidated Financial Statements - Unaudited

         Consolidated Balance Sheets as of December 31, 1999
         and September 30, 2000........................................................................  3

         Consolidated Statements of Operations for the three and
         nine months ended September 30, 1999 and 2000.................................................  4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1999 and 2000...................................................................  5

         Notes to Consolidated Financial Statements....................................................  6

ITEM 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ....................................................................  8

ITEM 3  Quantitative and Qualitative Disclosures about Market Risk....................................  28

PART II: OTHER INFORMATION

ITEM 2  Changes in Securities and Use of Proceeds.....................................................  28

ITEM 6  Exhibits and Reports on Form 8-K..............................................................  29

             Signatures...............................................................................  30

             Exhibit Index............................................................................  31

PART I:  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                             VINA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                            DECEMBER 31,     SEPTEMBER 30,
                                                                               1999              2000
                                                                            ------------     -------------
                                                                             (AUDITED)       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $   2,568         $   6,904
  Short-term investments                                                         --              43,883
  Accounts receivable, net                                                      2,469             4,539
  Inventories                                                                      96             1,005
  Prepaid expenses and other                                                      166               561
                                                                            ---------         ---------
      Total current assets                                                      5,299            56,892
Property and equipment, net                                                     1,356             3,360
Other assets                                                                       18               109
                                                                            ---------         ---------
      Total assets                                                          $   6,673         $  60,361
                                                                            =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $   3,521         $   5,863
  Accrued compensation and related benefits                                       891             1,818
  Accrued warranty                                                                449               583
  Other current liabilities                                                       410             2,500
  Current portion of long-term debt                                               520                --
                                                                            ---------         ---------
      Total current liabilities                                                 5,791            10,764
                                                                            ---------         ---------
Long-term debt                                                                    534                --
                                                                            ---------         ---------
Stockholders' equity:
  Convertible preferred stock; $0.0001 par value, shares authorized:
    1999, 15,000,000; 2000, 18,500,000; issued and outstanding:
    1999, 14,290,517; 2000, none                                                1,429                --
  Common stock; $.0001 par value; 35,000,000 shares authorized;
    shares outstanding: 1999, 8,746,081; 2000, 32,574,353                         875             3,257
  Additional paid-in capital                                                   41,779           142,584
  Deferred stock compensation                                                 (13,523)          (33,844)
  Other comprehensive loss                                                       --                (288)
  Accumulated deficit                                                         (30,212)          (62,112)
                                                                            ---------         ---------
      Total stockholders' equity                                                  348            49,597
                                                                            ---------         ---------
      Total liabilities and stockholders' equity                            $   6,673         $  60,361
                                                                            =========         =========

                See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                   September 30,
                                                                   -------------------------          ------------------------
                                                                     1999            2000               1999              2000
                                                                     -----          -----              -----             -----
Net revenue                                                        $  2,992         $  9,174         $  8,666         $ 21,230
Cost of revenue
  (excluding amortization of deferred stock compensation)             2,178            5,451            4,956           12,910
                                                                   --------         --------         --------         --------
Gross profit
  (excluding amortization of deferred stock compensation)               814            3,723            3,710            8,320
                                                                   --------         --------         --------         --------
Costs and expenses:
  Research and development
    (excluding amortization of deferred stock compensation)           1,531            3,420            4,289            8,633
  Selling, general and administrative
    (excluding amortization of deferred stock compensation)           2,831            6,156            7,351           14,705
  Amortization of deferred stock compensation*                        1,547            7,074            2,117           17,763
                                                                   --------         --------         --------         --------
      Total costs and expenses                                        5,909           16,650           13,757           41,101
                                                                   --------         --------         --------         --------
Loss from operations                                                 (5,095)         (12,927)         (10,047)         (32,781)
Interest income-net                                                      50              485              218              881
                                                                   --------         --------         --------         --------
Net loss                                                           ($ 5,045)        ($12,442)        ($ 9,829)        ($31,900)
                                                                   ========         ========         ========         ========
NET LOSS PER SHARE, BASIC AND DILUTED                              ($  0.91)        ($  0.60)        ($  2.03)        ($  2.71)
                                                                   ========         ========         ========         ========
SHARES USED IN COMPUTATION BASIC AND DILUTED                          5,520           20,571            4,853           11,774
                                                                   ========         ========         ========         ========

*  AMORTIZATION OF DEFERRED STOCK COMPENSATION:
   COST OF REVENUE                                                 $     38         $    587         $     64         $  1,295
   RESEARCH AND DEVELOPMENT                                             239            2,472              421            5,705
   SELLING, GENERAL AND ADMINISTRATIVE                                1,270            4,015            1,632           10,763
                                                                   --------         --------         --------         --------
                                                                   $  1,547         $  7,074         $  2,117         $ 17,763
                                                                   ========         ========         ========         ========

                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                1999             2000
                                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $ (9,829)        $(31,900)
Reconciliation of net loss to net cash used in operating activities:
   Depreciation and amortization                                                 432              692
   Amortization of deferred stock compensation                                 2,117           17,763
Changes in operating assets and liabilities:
   Accounts receivable                                                            25           (2,070)
   Inventories                                                                   (43)            (909)
   Prepaid expenses and other                                                    152             (395)
   Other assets                                                                   70              (91)
   Accounts payable                                                            1,048            2,342
   Accrued compensation and related benefits                                     298              927
   Accrued warranty                                                              213              134
   Other current liabilities                                                     213            2,090
                                                                            --------         --------
   Net cash used in operating activities                                      (5,304)         (11,417)
                                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                             (575)          (2,696)
Purchases of short-term investments                                           (3,994)         (45,695)
Proceeds from sales/maturities of short-term investments                       4,004            1,524
                                                                            --------         --------
   Net cash provided by (used in) investing activities                          (565)         (46,867)
                                                                            --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of convertible preferred stock                             25           23,821
Proceeds from sale of common stock                                                --           36,502
Proceeds from exercise of stock options                                          945            3,558
Repurchase of common stock                                                        --             (207)
Proceeds from issuance of long-term debt                                         464              375
Repayments on long-term debt                                                    (284)          (1,429)
                                                                            --------         --------
   Net cash provided by financing activities                                   1,150           62,620
                                                                            --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (4,719)           4,336

CASH AND CASH EQUIVALENTS, Beginning of period                                 7,355            2,568
                                                                            --------         --------
CASH AND CASH EQUIVALENTS, End of period                                    $  2,636         $  6,904
                                                                            ========         ========


                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       UNAUDITED INTERIM FINANCIAL INFORMATION

         Business - VINA Technologies, Inc. (the Company), incorporated in June 1996, designs, develops, markets and sells multiservice broadband access communications equipment that enables communications service providers to deliver bundled voice and data services. The Company has incurred significant losses since inception and expects that net losses and negative cash flows from operations will continue for the foreseeable future.

         Basis of Presentation - The consolidated financial statements include the accounts of VINA Technologies, Inc. and its wholly-owned subsidiary in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim accompanying financial information is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the annual consolidated financial statements and notes thereto included in the Company's Registration Statement No. 333-36398 on Form S-1.

         Completion of Initial public offering - In August 2000 the Company completed its initial public offering. The Company issued 3.45 million shares of common stock in exchange for net proceeds of approximately $36.5 million. Upon completion of the initial public offering, all of the Company's outstanding convertible preferred stock automatically converted into 17.7 million shares of common stock.

         Comprehensive Loss - Comprehensive loss for the three and nine months ended September 30, 1999 was the same as net loss. Comprehensive loss for the three and nine months ended September 30, 2000 was $12,730,000 and $32,188,000 respectively, and includes net loss for the respective periods as well as $288,000 of unrealized loss on available for sale investments.

         New Accounting Standard - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as amended, will be effective for the Company beginning in the first quarter of fiscal year 2001. Although the Company has not fully assessed the implications of SFAS No. 133, management does not believe adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.       INVENTORIES

         Inventories consist of the following (in thousands):

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                     ------------  -------------
                                                         1999           2000
                                                       ------         ------
       Raw materials and subassemblies                 $   48         $  423
       Finished goods                                      48            582
                                                       ------         ------
       Inventories                                     $   96         $1,005
                                                       ======         ======


3.       NET LOSS PER SHARE

         The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):

                                                            Three months ended
                                                               September 30,
                                                           1999             2000
                                                         ------           ------
       Weighted average common shares outstanding         8,317           23,099
       Weighted average common shares outstanding
             subject to repurchase                       (2,797)          (2,528)
                                                         ------           ------
Shares used in computation, basis and diluted             5,520           20,571
                                                          =====           ======


                                                              Nine months ended
                                                                September 30,
                                                            1999            2000
                                                         -------         -------
       Weighted average common shares outstanding          7,418          14,380
       Weighted average common shares outstanding
             subject to repurchase                        (2,565)         (2,606)
                                                           -----          ------
Shares used in computation, basis and diluted              4,853          11,774
                                                           =====          ======

         During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods.


4.       SUBSEQUENT EVENT

         On October 30, 2000, the Company entered into a definitive merger agreement to acquire Woodwind Communications Systems, Inc. ("Woodwind"), a provider of voice-over-broadband network edge access solutions. Under the terms of the agreement, the Company will acquire Woodwind for 4,950,000 shares (subject to adjustment under certain circumstances) of the Company's common stock, including Woodwind stock options assumed by the Company. The transaction will be accounted for as a purchase.

PART I:  FINANCIAL INFORMATION

ITEM 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         When used in this discussion, the words "expects," "anticipates" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses, expected cash flows, the adequacy of capital resources, growth in operations, the ability to integrate companies and operations that it may acquire, the ability to implement online delivery of its database and software products, the scheduling and timing of litigation, the Company's strategy with regard to protecting its proprietary technology, the ability to compete and respond to rapid technological change, and the performance and utility of products and services. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         The following information should be read in conjunction with the consolidated financial statements and notes thereto set forth in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk factors and the audited financial statements and notes thereto contained in our Registration Statement No. 333-36398 on Form S-1, filed with the SEC in the form in which it became effective on August 9, 2000.

RECENT DEVELOPMENTS

         On October 30, 2000, we entered into a definitive merger agreement to acquire Woodwind Communications Systems, Inc. ("Woodwind"), a provider of voice-over-broadband network edge access solutions. Under the terms of the agreement, the Company will acquire Woodwind for 4,950,000 shares (subject to adjustment under certain circumstances) of the Company's common stock, including Woodwind stock options assumed by us. The transaction will be accounted for as a purchase. Closing of the transaction is subject to customary conditions and is expected to occur prior to March 31, 2001.

OVERVIEW

         VINA Technologies is a leading developer of multiservice broadband access communications equipment that enables communications service providers to deliver bundled voice and data services. Our products integrate various broadband access technologies, including existing circuit-based and emerging packet-based networks, onto a single platform to alleviate capacity constraints in communications networks.

         From our inception in June 1996 through February 1997, our operating activities related primarily to developing and testing prototype products, commencing the staffing of our sales and customer service organizations and establishing relationships with our customers. We began shipments of our Multiservice T1 Integrator product family in March 1997. In May 1999, we began shipping our Multiservice Xchange product. Since inception, we have incurred significant losses, and as of September 30, 2000, we had an accumulated deficit of $62.1 million.

         We market and sell our products directly to communications service providers and through OEM customers and value-added resellers, or VARs. Our revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. This generally occurs upon commercial shipment of our products at which time we have no further performance obligations to our customers. We also record a provision at the time we recognize revenue primarily for warranty costs. No revenue is recognized on products shipped on a trial basis. We recognize extended warranty and other service revenue ratably over the respective service periods. This service revenue has not been significant to date.

         Our customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of our historical net revenue. For the nine months ended September 30, 2000, sales to our five largest customers accounted for approximately 77% of our net revenue, of which sales to Lucent Technologies and Gabriel Communications accounted for 37% and 17%, respectively, of our net revenue. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to experience significant customer concentration for the foreseeable future. To date, international sales have not been significant. International sales have been denominated solely in U.S. dollars and, accordingly, we have not been exposed to significant fluctuations in foreign currency exchange rates.

         Cost of revenue consists primarily of costs of products manufactured by a third-party contract manufacturer, component costs, depreciation of property and equipment, personnel related costs to manage the contract manufacturer and warranty costs, and excludes amortization of deferred stock compensation. We conduct program management, manufacturing engineering, quality assurance and documentation control at our facility in Newark, California. We outsource our manufacturing and testing requirements to Flextronics International Ltd. Accordingly, a significant portion of our cost of revenue consists of payments to this contract manufacturer.

         We expect our gross margin to be affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers and the mix of products or system configurations sold. Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Currently, we derive a significant portion of our revenue from sales made to our OEM customers. A significant increase in revenue to these OEM customers would adversely impact or reduce our gross margin.

         Research and development expenses consist primarily of personnel and related costs, consulting expenses and prototype costs related to the design, development, testing and enhancement of our multiservice broadband access products, and excludes amortization of deferred stock compensation. We expense all of our research and development expenses as incurred.

         Selling, general and administrative expenses consist primarily of personnel and related costs, including salaries and commissions for personnel engaged in direct and indirect selling and marketing and other administrative functions and promotional costs, including advertising, trade shows and related costs, and excludes amortization of deferred stock compensation.

         From inception through September 30, 2000, we recorded an aggregate of $56.6 million in deferred stock compensation. This amount represents the difference between the deemed fair market value of our common stock at the time of option grants during these periods and the exercise prices of these options. As there was no public market for our common stock until completion of our initial public offering in August 2000, the fair market value of our common stock on option grant dates had been determined by our board of directors. The board of directors in their determination of fair market value took into consideration many factors including, but not limited to, our financial performance, current economic trends, actions by competitors, market maturity, emerging technologies, near-term backlog and, in some circumstances, valuation analyses performed by independent appraisers using generally accepted valuation methodologies such as the income and market approaches. We are amortizing deferred stock compensation using a multiple option award valuation approach over the vesting periods of the applicable options, which is generally four years. The amortization of deferred stock compensation, based upon options granted through September 30, 2000, is expected to be $7.2 million in the last quarter of 2000, $17.8 million in 2001, $7.6 million in 2002 and $1.2 million in 2003.

         Interest income, net, consists primarily of interest earned on our cash, cash equivalent and short-term investment balances partially offset by interest expense associated with our debt obligations.

RESULTS OF OPERATIONS

         Net revenue. Net revenue increased to $21.2 million for the nine months ended September 30, 2000 from $8.7 million for the nine months ended September 30, 1999. Net revenue increased to $9.2 million for the quarter ended September 30, 2000 from $3.0 million for the quarter ended September 30, 1999. The increase in net revenue was primarily attributable to sales of our Multiservice Xchange products introduced in the second quarter of 1999 and increased unit sales of our other products, offset by price reductions effected in the second quarter of 1999.

         Cost of revenue. Cost of revenue increased to $12.9 million for the nine months ended September 30, 2000 from $5.0 million for the nine months ended September 30, 1999. Cost of revenue increased to $5.5 million for the quarter ended September 30, 2000 from $2.2 million from the quarter ended September 30, 1999. Gross profit increased to $8.3 million for the nine months ended September 30, 2000 from $3.7 million for the nine months ended September 30, 1999. Gross profit increased to $ 3.7 million for quarter ended September 30, 2000 from $0.8 million for the quarter ended September 30, 1999. Gross margin as a percent of net revenue decreased to 39.1% for the nine months ended September 30, 2000 from 42.8% for the nine months ended September 30, 1999. This decrease was due primarily to price reductions effected in the second quarter of 1999. Gross margin as a percent of net revenue increased to 40.6% for the quarter ended September 30, 2000 from 27.2% for the quarter ended September 30, 1999. This increase in gross margin as a percent of net revenue was due primarily to higher net revenue and cost reductions.

         Research and development expenses. Research and development expenses increased to $8.6 million for the nine months ended September 30, 2000, from $4.3 million for the nine months ended September 30, 1999. Research and development expenses increased to $3.4 million for the quarter ended September 30, 2000 from $1.5 million for the quarter ended September 30, 1999. Research and development expenses as a percentage of net revenue decreased from 49.5% in the first nine months of 1999 to 40.7% in the first nine months of 2000, as our revenue increased at a faster rate than research and development expenses. Research and development expenses as a percentage of net revenue decreased from 51.2% in the quarter ended September 30, 1999 to 37.3% in the quarter ended September 30, 2000, as our revenue increased at a faster rate than research and development expenses. The increases in absolute dollar amounts were primarily a result of additional personnel costs, prototype expenses and consulting costs. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives, and as a result, we expect these research and development expenses to increase in absolute dollars in the future.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased to $14.7 million for the nine months ended September 30, 2000 from $7.4 million for the nine months ended September 30, 1999. Selling, general and administrative expenses increased to $6.2 million for the quarter ended September 30, 2000 from $2.8 million for the quarter ended September 30, 1999. These increases were primarily attributable to increased personnel costs, including hiring of additional sales and key management personnel, as well as increased recruiting costs. Selling, general and administrative expenses as a percentage of net revenue decreased from 84.8% in the first nine months of 1999 to 69.3% in the first nine months of 2000, and selling, general and administrative expenses as a percentage of net revenue decreased from 94.6% in the quarter ended September 30, 1999 to 67.1% in the quarter ended September 30, 2000, as our revenue in the most recent periods increased at a faster rate than selling, general and administrative expenses. We intend to actively participate in marketing, business development activities and selling and promotional programs, and therefore we expect expenses related to these programs to continue to increase substantially in absolute dollars in the future. In addition, we expect to expand our field sales operations and customer support organizations, which would also result in an increase in selling and marketing expenses. We expect selling, general and administrative expenses to continue to increase in absolute dollars in the future.

         Amortization of deferred stock compensation. Amortization of deferred stock compensation increased to $17.8 million for the nine months ended September 30, 2000 from $2.1 million for the nine months ended September 30, 1999. Amortization of deferred stock compensation increased to $7.1 million for the quarter ended September 30, 2000 from $1.5 million for the quarter ended September 30, 1999. Based on stock options granted through September 30, 2000, we expect to record $7.2 million of amortization of stock-based compensation in the three months ending December 31, 2000.

         Interest income, net. Interest income, net for the nine months ended September 30, 2000 increased to $881,000 from $218,000 for the nine months ended September 30, 1999. Interest income, net for the quarter ended September 30, 2000 increased to $485,000 from $50,000 for the quarter ended September 30, 1999. These increases were primarily attributable to interest earned on higher average cash balances throughout the relevant period.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have satisfied our cash requirements primarily through private sales of convertible preferred stock which generated gross proceeds of approximately $48.8 million prior to our initial public offering. In August 2000, we completed an initial public offering of 3,450,000 shares of Common Stock at a price of $12.00 per share, resulting in proceeds of approximately $36.5 million net of underwriters discount and offering expenses. At September 30, 2000, we had cash, cash equivalents and short-term investments of $50.8 million.

         Net cash used in operating activities for the nine months ended September 30, 2000 was $11.4 million and $5.3 million for the nine months ended September 30, 1999. Cash used in operating activities resulted primarily from net losses from operations offset by amortization of deferred compensation in each period.

         Net cash used in investing activities was $46.9 million for the nine months ended September 30, 2000 and net cash provided by investing activities was $0.6 million for the nine months ended September 30, 1999, in each case primarily reflecting purchases of short-term investments.

         Cash provided by financing activities for the nine months ended September 30, 2000 was $62.6 million, which was due primarily to proceeds from our initial public offering in August 2000. Cash provided by financing activities for the nine months ended September 30, 1999 was $1.2 million, which was due primarily to the issuance of long-term debt and exercise of stock options in 1999.

         We currently have no significant commitments for capital expenditures. We anticipate that we will increase our capital expenditures consistently with our anticipated growth in personnel and infrastructure, including facilities and systems.

         We expect to experience significant growth in our operating expenses for the foreseeable future. As a result, we anticipate that operating expenses will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

FACTORS THAT MAY AFFECT RESULTS

        The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

                          RISKS RELATED TO OUR BUSINESS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND OPERATE IN A NEW AND RAPIDLY EVOLVING TELECOMMUNICATIONS MARKET, YOU MAY HAVE DIFFICULTY ASSESSING OUR BUSINESS AND PREDICTING OUR FUTURE FINANCIAL RESULTS.

         We were incorporated in June 1996 and did not begin shipping our products until March 1997. Due to our limited operating history, it is difficult or impossible for us to predict our future results of operations.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT NET REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY.

         We have incurred significant losses since inception and expect that our net losses and negative cash flow from operations will continue for the foreseeable future. We incurred net losses of approximately $4.3 million in 1997, $8.0 million in 1998, $17.1 million in 1999 and $ 31.9 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $62.1 million. To achieve profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We have large fixed expenses and expect to continue to incur significant and increasing expenses for research and development, sales and marketing, customer support, developing direct sales and distribution channels, and general and administrative expenses.

WE RELY ON A SMALL NUMBER OF TELECOMMUNICATIONS CUSTOMERS FOR SUBSTANTIAL PORTIONS OF OUR NET REVENUES. IF WE LOSE ONE OF OUR CUSTOMERS OR EXPERIENCE A DELAY OR CANCELLATION OF A SIGNIFICANT ORDER OR A DECREASE IN THE LEVEL OF PURCHASES FROM ANY OF OUR CUSTOMERS, OUR NET REVENUE COULD DECLINE AND OUR OPERATING RESULTS AND BUSINESS COULD BE HARMED.

         We derive almost all of our net revenue from direct sales to a small number of telecommunications customers and our indirect sales through our major original equipment manufacturer, or OEM, customers that sell and market our products. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed. Sales through our most significant OEM customer, Lucent Technologies, accounted for approximately 46% of our net revenue for the year ended December 31, 1999 and approximately 37% of our net revenue for the nine months ended September 30, 2000. Our five largest customers, including Lucent, accounted for approximately 80% of our net revenue in 1999 and approximately 77% for the nine months ended September 30, 2000. Sales to Lucent and Gabriel Communications accounted for 37% and 17%, respectively, of our net revenue for the nine months ended September 30, 2000. We expect that the telecommunications industry will continue to experience consolidation. If any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. In addition, if one of our OEM customers is acquired, we could lose that customer. For example, PairGain, one of our OEM customers, was recently acquired by ADC Telecommunications, and Intermedia Communications, one of our service provider customers, was recently acquired by MCI Worldcom. Also, the ultimate business success of our direct service provider customers, our OEM customers and value-added resellers, or VARs, and our indirect customers who purchase our products through OEM customers and VARs, could affect the demand for our products. In addition, any difficulty in collecting amounts due from one or more of our key customers could harm our operating results and financial condition. If any of these events occur, our net revenue could decline and our operating results and business could be harmed.

OUR NET REVENUE COULD DECLINE SIGNIFICANTLY IF OUR RELATIONSHIPS WITH OUR MAJOR OEM CUSTOMERS DETERIORATE.

         A significant portion of our net revenue is derived from sales to our major OEM customers. Our agreements with our OEM customers are not exclusive and do not contain minimum volume commitments. Our OEM agreement with Lucent expires in May 2002. Lucent may terminate the agreement earlier upon 60 days' notice. At any time or after a short period of notice, our OEM customers could elect to cease marketing and selling our products. They may so elect for a number of reasons, including the acquisition by an OEM customer of one or more of our competitors or their technologies, or because one or more of our competitors introduces superior or more cost-effective products. In addition, we intend to develop and market new products that may compete directly with the products of our OEM customers, which may also harm our relationships with these customers. Our existing relationships with our OEM customers could make it harder for us to establish similar relationships with our OEM customers' competitors. Any loss, reduction, delay or cancellation in expected sales to any of our OEM customers, or our inability to establish similar relationships with new OEM customers in the future, would hurt our business and our ability to increase revenues and could cause our quarterly results to fluctuate significantly.

THE TELECOMMUNICATIONS INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGIES. IF WE ARE UNABLE TO DEVELOP AND MAINTAIN STRATEGIC RELATIONSHIPS WITH VENDORS OF EMERGING TECHNOLOGIES, WE MAY NOT BE ABLE TO MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

         Our success will depend on our ability to develop and maintain strategic relationships with vendors of emerging technologies such as Copper Mountain, Jetstream and Tachion. We depend on these relationships for access to information on technical developments and specifications that we need to develop our products. We also may not be able to predict which existing or potential partners will develop leading technologies or industry standards. We may not be able to maintain or develop strategic relationships or replace strategic partners that we lose. If we fail to develop or maintain strategic relationships with companies that develop necessary technologies or create industry standards, our products could become obsolete. We could also be at a competitive disadvantage in attempting to negotiate relationships with those potential partners in the future. In addition, if any strategic partner breaches or terminates its relationship with us, we may not be able to sustain or grow our business.

OUR FAILURE TO ENHANCE OUR EXISTING PRODUCTS OR DEVELOP AND INTRODUCE NEW PRODUCTS THAT MEET CHANGING CUSTOMER REQUIREMENTS AND TECHNOLOGICAL ADVANCES WOULD LIMIT OUR ABILITY TO SELL OUR PRODUCTS.

         Our ability to increase net revenue will depend significantly on whether we are able to anticipate or adapt to rapid technological innovation in the telecommunication industry and to offer, on a timely and cost-effective basis, products that meet changing customer demands and industry standards. If the standards adopted are different from those which we have chosen to support, market acceptance of our products may be significantly reduced or delayed.

         Developing new or enhanced products is a complex and uncertain process and we may not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. We must manage the transition from our older products to new or enhanced products to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. Any significant delay or failure to release new products or product enhancements on a timely and cost-effective basis could harm our reputation and customer relationships, provide a competitor with a first-to-market opportunity or allow a competitor to achieve greater market share.

TELECOMMUNICATIONS NETWORKS ARE COMPRISED OF MULTIPLE HARDWARE AND SOFTWARE PRODUCTS FROM MULTIPLE VENDORS. IF OUR PRODUCTS ARE NOT COMPATIBLE WITH OTHER COMPANIES' PRODUCTS WITHIN OUR CUSTOMERS' NETWORKS, ORDERS WILL BE DELAYED OR CANCELLED AND SUBSTANTIAL PRODUCT RETURNS COULD OCCUR.

         Many of our customers require that our products be designed to work with their existing networks, each of which may have different specifications and utilize multiple protocols that govern the way devices on the network communicate with each other. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products may be required to work with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products are not compatible with existing equipment in our customers' networks, whether open or proprietary, installations could be delayed, orders for our products could be cancelled or our products could be returned.

IF WE FAIL TO WIN CONTRACTS AT THE BEGINNING OF OUR TELECOMMUNICATIONS CUSTOMERS' DEPLOYMENT CYCLES, WE MAY NOT BE ABLE TO SELL PRODUCTS TO THOSE CUSTOMERS FOR AN EXTENDED PERIOD OF TIME, WHICH COULD INHIBIT OUR GROWTH.

         Our existing and potential telecommunications customers generally select a limited number of suppliers at the beginning of a deployment cycle. As a result, if we are not selected as one of these suppliers, we may not have an opportunity to sell products to that customer until its next purchase cycle, which may be an extended period of time. In addition, if we fail to win contracts from existing and potential customers that are at an early stage in their design cycle, our ability to sell products to these customers in the future may be adversely affected because they may prefer to continue purchasing products from their existing vendor. Since we rely on a small number of customers for the majority of our sales, our failure to capitalize on limited opportunities to win contracts with these customers would severely harm us.

SINCE THE TELECOMMUNICATIONS INDUSTRY IS CHARACTERIZED BY LARGE PURCHASE ORDERS PLACED ON AN IRREGULAR BASIS, IT IS DIFFICULT TO ACCURATELY FORECAST THE TIMING AND SIZE OF ORDERS. ACCORDINGLY, OUR REVENUE AND OPERATING RESULTS MAY VARY SIGNIFICANTLY AND UNEXPECTEDLY FROM QUARTER TO QUARTER.

         We may receive purchase orders for significant dollar amounts on an irregular basis depending upon the timing of our customers' network deployment and sales and marketing efforts. Because orders we receive may have short lead times, we may not have sufficient inventory to fulfill these orders, and we may incur significant costs in attempting to expedite and fulfill these orders. In addition, orders expected in one quarter could shift to another because of the timing of our customers' purchase decisions and order reductions or cancellations. Under our OEM agreements, our OEM customers have the right to delay previously-placed orders for any reason. The time required for our customers to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results. Accordingly, our revenue and operating results may vary significantly and unexpectedly from quarter to quarter.

         Our customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. After building a significant inventory of our products, these parties may be faced with delays in these anticipated major projects for various reasons. As a result, these customers may be required to maintain a significant inventory of our products for longer periods than they originally anticipated, which would reduce further purchases. These reductions, in turn, could cause fluctuations in our future results of operations and severely harm our business and financial condition.

SINCE THE SALES CYCLE FOR OUR PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING FUTURE REVENUES AND OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Our sales cycle typically lasts from nine months to one year. As a result, we may incur substantial sales and marketing expenses and expend significant management effort without any assurance of a sale. A long sales cycle also subjects us to other risks, including customers' budgetary constraints, internal acceptance reviews and order reductions or cancellations. Even after deciding to purchase our products, our customers often deploy our products slowly.

WE HAVE A LIMITED ORDER BACKLOG. IF WE DO NOT OBTAIN SUBSTANTIAL ORDERS IN A QUARTER, WE MAY NOT MEET OUR REVENUE OBJECTIVES FOR THAT QUARTER.

         Since inception, our order backlog at the beginning of each quarter has not been significant, and we expect this trend to continue for the foreseeable future. Accordingly, we must obtain substantial additional orders in a quarter for shipments in that quarter to achieve our revenue objectives. Our sales agreements allow purchasers to delay scheduled delivery dates without penalty. Our customer purchase orders also allow purchasers to cancel orders within negotiated time frames without significant penalty. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of our products could occur near the end of our fiscal quarters. If we fail to ship products by the end of a quarter, our operating results would be adversely affected for that quarter.

WE DEPEND UPON A SINGLE CONTRACTOR TO MANUFACTURE OUR PRODUCTS. TERMINATION OF THIS RELATIONSHIP WOULD IMPOSE SIGNIFICANT COSTS ON US AND COULD HARM OR INTERFERE WITH OUR ABILITY TO MEET SCHEDULED PRODUCT DELIVERIES.

         We do not have internal manufacturing capabilities. We have relied on a sole manufacturer, PCB Assembly, Inc., to build our products. PCB Assembly was recently acquired by Flextronics International Limited. Although our contract remains in effect, Flextronics may cancel it on 60 days' notice and is not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our reliance on Flextronics involves a number of risks, including the lack of operating history between us and Flextronics, the absence of control over our manufacturing capacity, the unavailability of, or interruptions in, access to process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. We are currently evaluating Flextronics' ability to manufacture our products in required volumes. If we decide that Flextronics is unable to meet our needs, we will have to identify and qualify one or more acceptable alternative manufacturers, which could result in substantial manufacturing delays and cause us to incur significant costs. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would harm our ability to meet our scheduled product deliveries to our customers, harm our reputation and could cause the loss of existing or potential customers, any of which could seriously harm our business and operating results.

WE DEPEND ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR KEY COMPONENTS. IF WE ARE UNABLE TO BUY COMPONENTS ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS ON TIME WHICH COULD CAUSE US TO LOSE CUSTOMERS. IF WE PURCHASE EXCESS COMPONENTS TO REDUCE THIS RISK, WE MAY INCUR SIGNIFICANT INVENTORY COSTS.

         We obtain several of the key components used in our products, including interface circuits, microprocessors, digital signal processors, digital subscriber line modules and flash memory, from single or limited sources of supply. We have encountered, and expect in the future to encounter, difficulty in obtaining these components from our suppliers. As recently as the fourth quarter of 1999, we experienced a severe shortage of components, particularly subscriber line interface circuits, which jeopardized our ability to deliver our products in a timely fashion. We purchase most components on a purchase order basis and we do not have guaranteed supply arrangements with most of our key suppliers. Financial or other difficulties faced by our suppliers or significant changes in demand for these components could limit the availability of these components to us at acceptable prices and on a timely basis, if at all. Any interruption or delay in the supply of any of these components, or our inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would limit our ability to meet scheduled product deliveries to our customers or force us to reengineer our products, which may hurt our gross margins and our ability to deliver products on a timely basis, if at all. A substantial period of time could be required before we would begin receiving adequate supplies from alternative suppliers, if available. In addition, qualifying additional suppliers is time consuming and expensive and exposes us to potential supplier production difficulties or quality variations.

IF WE DO NOT PREDICT OUR MANUFACTURING REQUIREMENTS ACCURATELY, WE COULD INCUR ADDITIONAL COSTS AND SUFFER MANUFACTURING DELAYS.

         We currently provide forecasts of our demand to our contract manufacturer 12 months prior to scheduled delivery of products to our customers. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our component requirements, our contract manufacturer may purchase excess inventory. For those parts that are unique to our products, we could be required to pay for these excess parts and recognize related inventory write-down costs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue.

THE COMPETITION FOR QUALIFIED PERSONNEL IS PARTICULARLY INTENSE IN OUR INDUSTRY AND IN NORTHERN CALIFORNIA. IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS.

         Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom would be difficult to replace. None of our officers or key employees is bound by an employment agreement for any specific term, and we do not have "key person" life insurance policies covering any of our employees. The competition for qualified personnel is particularly intense in our industry and in Northern California, where there is a high concentration of established and emerging growth technology companies. This competition makes it more difficult to retain our key personnel and to recruit new highly qualified personnel. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing . We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. In particular, we have experienced difficulty in hiring software and system test engineers and engineers with voice and data experience. We believe that we will continue to experience difficulty in recruiting and retaining qualified personnel in the future. If we are not able to attract and retain the necessary personnel, we could face delays in developing our products and implementing our sales and marketing plans, and we may not be able to grow our business.

WE PLAN TO INVEST A SIGNIFICANT AMOUNT OF OUR RESOURCES TO FUND THE DEVELOPMENT, MARKETING AND SALE OF OUR PRODUCTS; HOWEVER, IF WE ARE UNABLE TO EXPAND OUR SALES AND MARKETING OPERATIONS, WE WILL NOT BE ABLE TO ACHIEVE BRAND AWARENESS FOR OUR PRODUCTS AND GENERATE ADDITIONAL SALES.

         We plan to increase significantly our operating expenses to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative capabilities to address the demands resulting from this offering and the expected continued growth of our business. Our operating expenses are largely based on anticipated personnel requirements and revenue trends, and a high percentage of our expenses are, and will continue to be, fixed. In addition, we may be required to spend more for research and development than originally budgeted in order to respond to industry trends. As a result, any delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses. We have rapidly and significantly expanded our operations in recent periods. Our business will be harmed if we fail to manage effectively the growth of our operations.


WE HAVE RAPIDLY AND SIGNIFICANTLY EXPANDED OUR OPERATIONS IN RECENT PERIODS. THIS EXPANSION SIGNIFICANTLY STRAINS OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

     Some of our senior management personnel joined us within the last 15 months. Our President, Vice President of Finance and Administration, Vice President of Marketing, Vice President of Operations, Vice President of Human Resources and Vice President of Sales have all joined us since June 1999. To manage the expected growth of our operations and personnel, we will be required to:

- improve existing and implement new operational, financial and management controls, reporting systems and procedures;

-        hire, train, motivate and manage additional qualified personnel;

-        expand access to additional manufacturing capacity;

- effectively manage multiple relationships with our customers, suppliers, distributors and other third parties; and

- coordinate our domestic and international operations and establish the necessary infrastructure to implement our international strategy.

     If we are not able to manage the growth of our operations in an efficient and timely manner, our business will be severely harmed.

THE TELECOMMUNICATIONS MARKET IS BECOMING INCREASINGLY GLOBAL. WHILE WE PLAN TO EXPAND INTERNATIONALLY, WE HAVE LIMITED EXPERIENCE OPERATING IN INTERNATIONAL MARKETS. IN OUR EFFORTS TO EXPAND INTERNATIONALLY, WE COULD BECOME SUBJECT TO NEW RISKS WHICH COULD HAMPER OUR ABILITY TO ESTABLISH AND MANAGE OUR INTERNATIONAL OPERATIONS.

     We have sales and customer support personnel in the United Kingdom and have initiated distribution relationships covering Germany, France, Australia and New Zealand. We intend to further expand our international operations and enter new markets. This expansion will require significant management attention and financial resources. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. In addition, our international operations will be subject to other inherent risks, including:

- the failure to adopt regulatory changes that facilitate the provisioning of competitive communications services;

-        difficulties adhering to international protocol standards;

-        expenses associated with customizing products for other countries;

-        protectionist laws and business practices that favor local competition;

-        reduced protection for intellectual property rights in some countries;

- difficulties enforcing agreements through other legal systems and in complying with foreign laws;

-        fluctuations in currency exchange rates;

-        political and economic instability; and

-        import or export licensing requirements.

OUR PRODUCTS REQUIRE SUBSTANTIAL INVESTMENT OVER A LONG PRODUCT DEVELOPMENT CYCLE, AND WE MAY NOT REALIZE ANY RETURN ON OUR INVESTMENT.

         The development of new or enhanced products is a complex and uncertain process. We and our OEM manufacturers have in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we recently experienced delays in availability of our DSL eLink products. Development costs and expenses are incurred before we generate any revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $4.3 million in the first nine months ended September 30, 1999 and $8.6 million for the nine months ended September 30, 2000. We intend to continue to incur substantial research and development expenses, which could have a negative impact on our earnings in future periods.

IF OUR PRODUCTS CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, WE COULD INCUR SIGNIFICANT UNEXPECTED EXPENSES, EXPERIENCE PRODUCT RETURNS AND LOST SALES AND BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

         Our products are highly technical and are designed to be deployed in very large and complex networks. While our products have been tested, because of their nature, they can only be fully tested when deployed in networks that generate high amounts of voice or data traffic. Because of our short operating history, our products have not yet been broadly deployed. Consequently, our customers may discover errors or defects in our products after they have been broadly deployed. In addition, our customers may use our products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. Any defects or errors in our products discovered in the future, or failures of our customers' networks, whether caused by our products or another vendor's products, could result in loss of customers or decrease in revenue and market share.

         We may be subject to significant liability claims because our products are used in connection with critical communications services. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims resulting from a defect in one of our products. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any of these claims, whether or not successful, could seriously damage our reputation and business.

THE COMPLEX NATURE OF OUR TELECOMMUNICATIONS PRODUCTS REQUIRES US TO PROVIDE OUR CUSTOMERS WITH A HIGH LEVEL OF SERVICE AND SUPPORT BY HIGHLY TRAINED PERSONNEL. IF WE DO NOT EXPAND OUR CUSTOMER SERVICE AND SUPPORT ORGANIZATION, WE WILL NOT BE ABLE TO MEET OUR CUSTOMERS' DEMANDS.

         We currently have a small customer service and support organization, and we will need to increase these resources to support any increase in the needs of our existing and new customers. Hiring customer service and support personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. We currently plan to use Timeplex, Inc. to install and maintain our products, including in connection with our planned international expansion, when our customers request these services. Our agreement with Timeplex expires in August 2001, and may be terminated earlier upon 60 days' notice. If our relationship with Timeplex ends, we may be unable to find a replacement or to establish the necessary capabilities internally. If we are unable to expand or maintain our customer service and support organization, or if Timeplex fails to install or maintain our products appropriately, our customers may become dissatisfied and we could lose customers and our reputation could be harmed. A reputation for poor service would prevent us from increasing sales to existing or new customers.

WE RELY ON A COMBINATION OF PATENT, COPYRIGHT, TRADEMARK AND TRADE SECRET LAWS, AS WELL AS CONFIDENTIALITY AGREEMENTS AND LICENSING ARRANGEMENTS, TO ESTABLISH AND PROTECT OUR PROPRIETARY RIGHTS. FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY WILL LIMIT OUR ABILITY TO COMPETE AND RESULT IN A LOSS OF A COMPETITIVE ADVANTAGE AND DECREASED REVENUE.

         Our success and ability to compete depend substantially on our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.

We presently have three U.S. patent applications pending, but no issued patents. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of many foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT ARE COSTLY TO DEFEND AND COULD LIMIT OUR ABILITY TO USE SOME TECHNOLOGIES IN THE FUTURE.

         Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. For example, we recently received letters from Sonoma Systems alleging that one of our products infringes a patent owned by Sonoma Systems and inviting us to discuss licensing their patent. In addition, our agreements may require that we indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe or may infringe the proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of our technical and management personnel. These claims could cause us to stop selling, incorporating or using our products that use the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all.

IF NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY ARE NOT AVAILABLE TO US OR ARE VERY EXPENSIVE, WE MAY BE UNABLE TO DEVELOP NEW PRODUCTS OR PRODUCT ENHANCEMENTS.

         From time to time we may be required to license technology from third parties to develop new products or product enhancements. These third-party licenses may not be available to us on commercially reasonable terms, if at all. Our inability to obtain necessary third-party licenses may force us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm the competitiveness of our products.

BECAUSE OUR HEADQUARTERS ARE LOCATED IN NORTHERN CALIFORNIA, WHICH IS A REGION CONTAINING ACTIVE EARTHQUAKE FAULTS, IF A NATURAL DISASTER OCCURS, OUR BUSINESS COULD BE SHUT DOWN OR SEVERELY IMPACTED.

         Our business and operations depend on the extent to which our facility and products are protected against damage from fire, earthquakes, power loss and similar events. Despite precautions taken by us, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, since we conduct all of our final assembly and tests in one location, any fire or other disaster at the assembly facility would severely harm our business.

        RISKS ASSOCIATED WITH THE MULTISERVICE BROADBAND ACCESS INDUSTRY

INTENSE COMPETITION IN THE MARKET FOR OUR TELECOMMUNICATIONS PRODUCTS COULD PREVENT US FROM INCREASING OR SUSTAINING OUR REVENUE AND PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

         The market for multiservice broadband access products is highly competitive. We compete directly with numerous companies, including Accelerated Networks, ADTRAN, Carrier Access, Cisco Systems, Efficient Networks, Lucent Technologies, Nortel Networks and Polycom. Many of our current and potential competitors have longer operating histories, greater name recognition, significantly greater selling and marketing, technical, manufacturing, financial, customer support, professional services and other resources, including vendor-sponsored financing programs. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products to leverage their customer bases and broaden product offerings to gain market share. In addition, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that compete with our products or even render our products obsolete. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing or new competitors. In addition, due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter our markets, thereby further intensifying competition.

         We believe that our existing OEM customers continuously evaluate whether to offer their own multiservice broadband access devices. If any of our OEM customers decide to internally design and sell their own multiservice broadband access devices, or acquire one or more of our competitors or their broadband access technologies, it could eliminate or substantially reduce its purchases of our products. In addition, our current growth may cause some OEM customers to view us as greater competition. Our OEM relationships could also be harmed as we develop and market new products that may compete directly with the products of our OEM customers. We cannot assure you that any of our OEM customers will continue to rely, or expand their reliance, on us as an external source of supply for their multiservice broadband access devices. Because we rely on only a few OEM customers for a substantial portion of our revenues, any loss of sales to these OEM customers would seriously harm our business, financial condition and results of operations.

BECAUSE OUR INDUSTRY IS CHARACTERIZED BY CONSOLIDATION, WE COULD POTENTIALLY LOSE CUSTOMERS, WHICH WOULD HARM OUR BUSINESS.

         The markets in which we compete are characterized by increasing consolidation, as exemplified by the recent or pending acquisitions of Sonoma Systems by Nortel Networks, FlowPoint by Efficient Networks, PairGain Technologies by ADC Telecommunications and Newbridge Networks by Alcatel. We cannot predict how industry consolidation will affect our competitors and we may not be able to compete successfully in an increasingly consolidated industry.

OUR PRODUCTS ARE SUBJECT TO PRICE REDUCTION AND MARGIN PRESSURES. IF OUR AVERAGE SELLING PRICES DECLINE AND WE FAIL TO OFFSET THAT DECLINE THROUGH COST REDUCTIONS, OUR GROSS MARGINS AND POTENTIAL PROFITABILITY WOULD BE SERIOUSLY HARMED.

         In the past, competitive pressures have forced us to reduce the prices of our products. In the second quarter of 1999, we reduced the price of our T1 Integrator product in response to competition, which reduced our gross margins in subsequent periods. We expect similar price reductions to occur in the future in response to competitive pressures. In addition, our average selling prices decline when we negotiate volume price discounts with customers and utilize indirect distribution channels. If our average selling prices decline and we fail to offset that decline through cost reductions, our gross margins and potential profitability would be seriously harmed.

SALES OF OUR PRODUCTS DEPEND ON THE WIDESPREAD ADOPTION OF MULTISERVICE BROADBAND ACCESS SERVICES AND IF THE DEMAND FOR MULTISERVICE BROADBAND ACCESS SERVICES DOES NOT DEVELOP, THEN OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WOULD BE HARMED.

     Our business will be harmed if the demand for multiservice broadband access services does not increase as rapidly as we anticipate, or if our customers' multiservice broadband access service offerings are not well received in the marketplace. Critical factors affecting the development of the multiservice broadband access services market include:

- the development of a viable business model for multiservice broadband access services, including the capability to market, sell, install and maintain these services;

- cost constraints, such as installation, space and power requirements at the central offices of incumbent local exchange carriers, or ILECs;

- compatibility of equipment from multiple vendors in service provider networks;

- evolving industry standards for transmission technologies and transport protocols;

- varying and uncertain conditions of the communications network infrastructure, including quality and complexity, electrical interference, and crossover interference with voice and data telecommunications services;

-        domestic and foreign government regulation; and

- the ability of competitive local exchange carriers, or CLECs, to obtain sufficient funding and to successfully grow their businesses.

     The market for multiservice broadband access devices may fail to develop for other reasons or may develop more slowly than anticipated, which would harm our business.

IF WE FAIL TO COMPLY WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS, SALES OF OUR EXISTING AND FUTURE PRODUCTS COULD BE HARMED.

         The markets for our products are characterized by a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. Our customers may require our products to comply with various standards, including those promulgated by the Federal Communications Commission, or FCC, standards established by Underwriters Laboratories and Telcordia Technologies or proprietary standards promoted by our competitors. In addition, our key competitors may establish proprietary standards which they might not make available to us. As a result, we may not be able to achieve compatibility with their products. Internationally, we may also be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union.

OUR CUSTOMERS ARE SUBJECT TO GOVERNMENT REGULATION, AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS THAT NEGATIVELY IMPACT OUR CUSTOMERS COULD HARM OUR BUSINESS.

         The jurisdiction of the FCC extends to the entire communications industry, including our customers. Future FCC regulations affecting the broadband access industry, our customers or their service offerings may harm our business. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into markets or affect the prices that they are able to charge. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. If our customers are hurt by laws or regulations regarding their business, products or service offerings, demand for our products may decrease.

                ADDITIONAL RISKS THAT MAY AFFECT OUR STOCK PRICE

OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL OUR SHARES AT OR ABOVE THE PRICE YOU PAID, OR AT ALL.

         On August 15, 2000, we completed our initial public offering. Prior to our initial public offering there had not been a public market for our common stock. The stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The trading prices and valuations of many technology companies are substantially above historical levels. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance.

OUR MANAGEMENT HAS BROAD DISCRETION AS TO HOW TO USE THE PROCEEDS FROM OUR INITIAL PUBLIC OFFERING AND THE PROCEEDS MAY NOT BE USED IN A MANNER WITH WHICH YOU AGREE.

         We intend to use the proceeds from our initial public offering for general corporate purposes, including working capital and capital expenditures, and we may use a portion of the proceeds to acquire complementary businesses, products or technologies and expand our sales and marketing efforts. However, to date, we have not designated any specific uses for the initial public offering proceeds. We will have broad discretion over how we use these proceeds. You will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions regarding how to use the proceeds from our initial public offering, and we may spend these proceeds in ways with which you may disagree. Pending any of these uses, we plan to invest the proceeds from our initial public offering in short-term, investment-grade, interest-bearing securities. We cannot predict whether these investments will yield a favorable return.

WE MAY ENGAGE IN FUTURE ACQUISITIONS OR STRATEGIC INVESTMENTS THAT WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE OR MANAGE, WHICH COULD HURT OUR BUSINESS. THESE ACQUISITIONS OR STRATEGIC INVESTMENTS MAY ALSO DILUTE OUR STOCKHOLDERS AND CAUSE US TO INCUR DEBT AND ASSUME CONTINGENT LIABILITIES.

         We may review acquisition prospects and strategic investments that could complement our current product offerings, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. For example, on October 30, 2000, we entered into a definitive merger agreement to acquire Woodwind Communications Systems, Inc, a provider of voice-over-broadband network edge access solutions. Pursuant to the merger agreement, we will acquire Woodwind for 4,950,000 shares (subject to adjustment under certain circumstances) of common stock, including the assumption of Woodwind's stock options. The issuance of equity securities in connection with these acquisitions or investments could significantly dilute our investors. If we incur or assume debt in connection with these acquisitions or investments, we may incur interest charges that could harm our net income. We have little experience in evaluating, completing, managing or integrating acquisitions and strategic investments. Acquisitions and strategic investments may entail numerous integration risks and impose costs on us, including:

- difficulties in assimilating acquired operations, technologies or products including the loss of key employees;

-        unanticipated costs;

-        diversion of management's attention from our core business concerns;

- adverse effects on business relationships with our suppliers and customers or those of the acquired businesses;

- risks of entering markets in which we have no or limited prior experience;

-        assumption of contingent liabilities;

- incurrence of significant amortization expenses related to goodwill and other intangible assets; and

-        incurrence of significant write-offs.

WE MAY NEED TO RAISE MORE CAPITAL, BUT THE AVAILABILITY OF ADDITIONAL FINANCING IS UNCERTAIN. IF ADEQUATE FUNDS ARE NOT AVAILABLE OR ARE NOT AVAILABLE ON ACCEPTABLE TERMS, WE MAY BE UNABLE TO DEVELOP OR ENHANCE OUR PRODUCTS AND SERVICES, TAKE ADVANTAGE OF FUTURE OPPORTUNITIES OR RESPOND TO COMPETITIVE PRESSURES, WHICH COULD NEGATIVELY IMPACT OUR PRODUCT DEVELOPMENT AND SALES.

         If our capital requirements vary significantly from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. In addition, holders of these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities would have rights, preferences and privileges senior to holders of common stock. The terms of these securities could also impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, which could negatively impact our product development and sales. Substantial future sales of our common stock in the public market could cause our stock price to fall. Many corporate actions would be controlled by officers, directors and affiliated entities, if they acted together, regardless of the desire of other investors to pursue an alternative course of action.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

         Additional sales of our common stock in the public market after our initial public offering, or the perception that such sales could occur, could cause the market price of our common stock to decline. After the close of our public offering on August 15, 2000, and the exercise by the underwriters of their overallotment option on September 5, 2000, we had approximately 32,525,937 shares of common stock outstanding. The 3.45 million shares sold in our public offering and 329,500 shares which were outstanding prior to the public offering will be freely transferable without restriction or additional registration under the Securities Act of 1933 (other than any of these shares that may be purchased by our "affiliates" as defined in Rule 144(a) under the Securities Act). The remaining shares of common stock outstanding after this offering will be available for sale, assuming the effectiveness of lock-up agreements under which our stockholders have agreed not to sell or otherwise dispose of their shares of common stock in the public market, as follows:

Date of Availability for Sale                   Approximate Number of Shares                      Comment
-----------------------------                   ----------------------------                      -------
Date of  final prospectus                            3,779,500                         Freely tradable shares
February 7, 2001                                    26,511,408                         Shares saleable under Rule
(expiration at lock-up)                                                                144 or 701

         In addition, Lehman Brothers may, in its sole discretion, at any time without notice, release all or any portion of the shares subject to the lock-up agreements, which would result in more shares being available for sale in the public market at an earlier date. Sales of common stock by existing stockholders in the public market, or the availability of the shares for sale, could significantly reduce the market price of our common stock.

         In addition, we intend to file registration statements on Form S-8 with the Securities and Exchange Commission covering approximately 17,714,199 shares of common stock reserved for issuance under our stock incentive and employee stock purchase plans. On February 7, 2001, at least 5,321,566 shares will be subject to vested options, based on options outstanding on June 30, 2000. Sales of a large number of these shares could decrease the market price of our common stock.

         The holders of 17,694,657 shares of common stock have rights with respect to registration of these shares for sale to the public. If these holders, by exercising their registration rights, cause a large number of securities to be registered and sold in the public market, the sales could decrease the market price for our common stock. If we were to include in a company-initiated registration shares held by these holders pursuant to the exercise of their registration rights, these sales may hinder our ability to raise needed capital.

MANY CORPORATE ACTIONS WOULD BE CONTROLLED BY OFFICERS, DIRECTORS AND AFFILIATED ENTITIES, IF THEY ACTED TOGETHER, REGARDLESS OF THE DESIRE OF OTHER INVESTORS TO PURSUE AN ALTERNATIVE COURSE OF ACTION.

         Our directors, executive officers and their affiliated entities beneficially own approximately 57.8% of our outstanding common stock following our initial public offering. These stockholders, if they acted together, could exert control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

DELAWARE LAW AND OUR CORPORATE CHARTER AND BYLAWS CONTAIN ANTI-TAKEOVER PROVISIONS THAT WOULD DELAY OR DISCOURAGE TAKE OVER ATTEMPTS THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

     Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

- the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

- the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

-        the establishment of a classified board of directors;

- the ability of the board of directors to issue, without stockholder approval, up to five million shares of preferred stock with terms set by the board of directors which rights could be senior to those of common stock; and

- the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

Each of these provisions could discourage potential take over attempts and could lower the market price of our common stock.

         In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our charter, bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to financial market risks related to interest rates and foreign currency exchange rates. Our investments in commercial paper and bonds of $43.9 million at September 30, 2000 are subject to interest rate risk, but due to the short-term nature of these investments, a hypothetical 10% change in the interest rate would not have a material impact on their value at September 30, 2000. There were no such investments at December 31, 1999. We also had debt obligations of $1.0 million and $1.1 million at December 31, 1998 and 1999 and which bear interest on a prime plus fixed basis. We do not hedge any interest rate exposures and a hypothetical change of 10% in interest rates would not have a material impact on the fair market value of these debt obligations. There was no debt outstanding at September 30, 2000. To date, our international sales have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency rate fluctuations related to sales transactions. However, the functional currency or our subsidiary in the United Kingdom is the U.S. dollar and as the local accounts are maintained in British pounds, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as amended, will be effective for us beginning in 2001. Although we have not fully assessed the implications of SFAS No. 133, we do not believe adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows.

PART II:  OTHER INFORMATION

ITEM 2        Changes in Securities and Use of Proceeds

         (c) Changes in Securities.

         During the quarter ended September 30, 2000, and prior to the closing of our IPO, we granted options to purchase 1,249,500 shares of common stock to employees under our 1998 Stock Plan. During the quarter ended September 30, 2000, and prior to the closing of our IPO, employees of the Company exercised options to purchase 673,909 shares of common stock. The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933 ("the Securities Act") in reliance upon Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.

         (d) Use of Proceeds from Sales of Registered Securities.

         On August 9, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-36398), relating to the initial public offering of our common stock. The managing underwriters in the offering were Lehman Brothers Inc., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray Inc. The offering commenced on August 10, 2000, and was closed on August 15, 2000, after we had sold all of the 3,000,000 shares of common stock registered under the Registration Statement. On September 15, 2000, the underwriters purchased 450,000 shares from us in connection with the exercise of the underwriters' over-allotment option. The initial public offering price was $12 per share for an aggregate initial public offering of $41,400,000 (including the 450,000 shares sold to the underwriters upon exercise of the over-allotment option), netting proceeds of approximately $36.5 million to us after underwriting fees of approximately $2.9 million and other offering expenses of approximately $2.0 million. None of these fees and expenses were paid to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or an affiliate of the Company.

         The net proceeds were predominately held in a money market fund and commercial paper and bonds as of September 30, 2000.

ITEM 6        Exhibits and Reports on Form 8-K.

(a) Exhibits:

         10.1 Agreement and Plan of Merger dated as of October 30, 2000, among Registrant, WCS Acquisition Subsidiary, Inc. and Woodwind Communications Systems, Inc.

         27.1     Financial Data Schedule.

(b) There were no reports on Form 8-K filed for the quarter ended September 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VINA TECHNOLOGIES, INC.



Date: November 14, 2000             By:      /s/ STEVEN M. BAUMAN
                                             ---------------------------------
                                             Steven M. Bauman
                                             Chief Executive Officer and
                                             President


Date: November 14, 2000             By:      /s/ STANLEY E. KAZMIERCZAK
                                             ---------------------------------
                                             Stanley E. Kazmierczak
                                             Chief Financial Officer

                             VINA TECHNOLOGIES, INC.

                                  EXHIBIT INDEX



                  EXHIBIT NO.

         10.1 Agreement and Plan of Merger dated as of October 30, 2000, among Registrant, WCS Acquisition Subsidiary, Inc. and Woodwind Communications Systems, Inc.

         27.1     Financial Data Schedule.