Form 10-K
period 2000-12-31
VINA TECHNOLOGIES INC
filed 2001-04-02
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)
         X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______ To _______


                         Commission File Number: 0-31093

                             VINA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 77-0432782
(State or other jurisdiction of           (IRS Employer Identification No.)
         incorporation)


  39745 Eureka Drive, Newark, CA 94560                  (510) 492-0800
(Address of principal executive offices)       (Registrant's telephone number,
                                                     including area code)

Securities registered to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on March 20, 2001) was approximately $69,200,000.00. As of March 20, 2001, there were 36,912,420 shares of Common Stock, $0.0001 per share par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2001 Annual Meeting of Stockholders to be held on May 22, 2001.




                             VINA TECHNOLOGIES, INC.
                                TABLE OF CONTENTS
                                                                                                   Page

PART I................................................................................................2

 Item 1.  Business....................................................................................2
 Item 2.  Properties.................................................................................16
 Item 3.  Legal Proceedings..........................................................................16
 Item 4.  Submission of Matters to a Vote of Security Holders........................................16

PART II..............................................................................................18

 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......................18
 Item 6.  Selected Consolidated Financial Data.......................................................20
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......21
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................................42
 Item 8.  Consolidated Financial Statements and Supplementary Data...................................43
 Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.......63

PART III.............................................................................................63

 Item 10.  Directors and Executive Officers of the Registrant........................................63
 Item 11.  Executive Compensation....................................................................63
 Item 12.  Security Ownership of Certain Beneficial Owners and Management............................63
 Item 13.  Certain Relationships and Related Transactions............................................63

PART IV..............................................................................................64

 Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.............64


                                     PART I

Item 1.  Business

     When used in this report, the words "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms, and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.
Forward-looking statements include, but are not limited to, statements about: marketing and commercialization of our products under development; our estimates regarding our capital requirements and our needs for additional financing; plans for future products and services and for enhancements of existing products and services; our patent applications and licensed technology; our ability to attract customers and establish collaboration and licensing agreements; and sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts, and the continued viability and duration of those agreements and efforts.

     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     In the sections of this report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors That May Affect Results," all references to "VINA" "we," "us," "our" or the "Company" mean VINA Technologies, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

     T1 Integrator, VINA, VINA Technologies, eLink 100, MBX and Business Office Exchange are our registered trademarks. We have filed applications to register the following trademarks: VINA HDSL Integrator, DSL eLink, VINA Multiservice Xchange, Simplifying the First Mile, and The Leading Architect of the First Mile. We also refer to trademarks of other corporations and organizations in this document.

Overview

     VINA Technologies develops and markets multiservice broadband access products that enable telecommunications service providers to deliver bundled voice and data services. Our products integrate various broadband access technologies, including both circuit- and packet-based technologies, onto a single platform to alleviate capacity constraints in the first mile of communications networks. We believe that by integrating voice and data services, our solutions decrease network access equipment costs and operating expenses for our service provider customers. Our products also create additional revenue opportunities for service providers by enabling them to deliver enhanced services. These services include local and long distance telephone services, as well as high-speed data services, such as Internet access, business-to-business electronic commerce, extended local area networks, outsourced applications services and messaging. By supporting both circuit- and packet-based technologies, our products protect service providers' investments in prevailing circuit-based networks and offer them a cost-effective migration path to emerging packet-based networks. They also facilitate seamless and remote upgrades and service provisioning by our customers.

     We sell our products to competitive local exchange carriers, interexchange carriers and incumbent local exchange carriers through our sales force and value-added resellers and as an original equipment manufacturer. Our original equipment manufacturer and largest service provider customers include Lucent Technologies, Allegiance Telecom and Nuvox Communications (formerly Gabriel Communications and Trivergent).

Industry Background

    Increasing Demand for Broadband Access

     The volume of Internet and other data traffic has grown quickly over the past several years, due primarily to increased numbers of users and the proliferation of bandwidth intensive applications such as business-to-business electronic commerce, web hosting and remote access for telecommuters. According to the Yankee Group, in 2002, over 50% of public communications network traffic in the United States will be data traffic, surpassing the amount of voice traffic on the public network for the first time. Moreover, Ryan Hankin Kent, a market research and consulting firm, projects North American Internet traffic to grow at a rate of approximately 300% per year between 2001 and 2003. Electronic business applications have become critical business tools and, as a result, businesses of all sizes increasingly require their telecommunications service provider to deliver constant broadband connections at affordable rates.

    The First Mile Bottleneck

     Although service providers have deployed emerging packet-based technologies to expand the speed and capacity of long distance networks, more limited investment has been made in local networks, or the first mile, to address the substantial increase in traffic. As a result, the first mile has become the telecommunication infrastructure's principal bottleneck, limiting the ability of service providers to deliver broadband services to the market.

     Deregulation is Accelerating Competition and the Introduction of Broadband Access

     Historically, in the United States, dominant telephone companies, principally Regional Bell Operating Companies, were the exclusive operators of first mile communications networks. The U.S. Telecommunications Act of 1996 opened the local communications market to new entrants. The 1996 Act required the dominant local carriers, known as incumbent local exchange carriers, or ILECs, to lease portions of their networks to other carriers to compete in the first mile. These new entrants are referred to as competitive local exchange carriers, or CLECs. Expanded competition has accelerated the deployment of new technologies, including digital subscriber line, or DSL, digital cable and broadband fixed wireless, into the local market. To date, these broadband solutions have been introduced as parallel data networks, co-existing alongside the voice infrastructure controlled by ILECs, complicating the network.

     While both CLECs and ILECs have introduced services in the market to address competition and the need for broadband access, each of them faces significant challenges in their respective markets.

     CLECs. CLECs have targeted the large business market in particular and have gained market share from ILECs in recent years. Most CLECs have provided either voice or data services and are facing numerous challenges as they attempt to achieve profitability. CLECs are seeking to decrease network expense by improving bandwidth management and reducing customer turnover. They are also seeking to increase revenue per customer by introducing bundled suites of enhanced voice and data services, such as long distance, local call routing, Internet access, business-to-business electronic commerce and web hosting. CLECs have also taken the lead in offering bundled voice and data services to small to medium size businesses, a market which we believe has been dominated, but underserved, by ILECs. These businesses often do not have the financial or technical resources of large businesses to invest in and manage costly parallel voice and data networks. We believe that small to medium size businesses present an opportunity for CLECs to substantially grow their customer base. According to the Yankee Group, in the U.S. there were approximately 9.8 million small to medium size businesses with two to 499 employees in 1999.

     ILECs. Historically, ILECs have faced strict regulations limiting their investment returns in the voice market by tying those returns to their infrastructure and other costs. ILECs now seek to introduce new enhanced data services in deregulated markets where their returns are not so constrained. Although ILECs have traditionally dominated the first mile market, they have lost substantial market share to CLECs in the large business market and have begun to lose market share in the small to medium size business market because CLECs have been able to deliver more cost-effective services. In order to defend their customer base in the small to medium size business market, ILECs are seeking to provide bundled voice and data services to their customers. ILECs are also experiencing a copper wire telecommunication lines shortage in major metropolitan areas because there has been an increase in the number of phone lines installed in customer premises for a variety of applications. Due to this shortage, ILECs face pressure to more efficiently utilize their copper wires to meet the increasing demand for voice and high-speed data access.

     Convergence of Voice and Data Networks

     Voice and data networks have evolved into parallel networks as broadband access networks include both circuit-based networks utilizing time division multiplexing, or TDM, and packet-based networks utilizing various protocols such as asynchronous transfer mode, or ATM, internet protocol, or IP, and frame relay. The deployment of equipment dedicated to circuit-based networks and packet-based networks has resulted in the creation of a highly complex telecommunications infrastructure comprised of multiple networks dedicated to support various protocols. As a result, service providers are subject to high network operating costs due to the redundancy of operating parallel networks and limited equipment compatibility. In order for service providers to deliver cost-effective, bundled voice and data services, we believe these parallel networks need to be integrated and simplified.

     Limitations  Constraining  the  Deployment  of  Converged   Next-Generation
Network Solutions

     While many service providers desire to provide bundled voice and data services, they have been limited in their ability to deliver their services by the following:

o Uncertain migration path. Service providers have invested billions of dollars in circuit-based networks. They recognize that separate voice and data networks must be converged because separate networks are not cost-effective in the long term. Service providers require products that support both networks and offer a cost-effective migration path from circuit-based networks to emerging packet-based networks.

o Multiple Equipment and Protocol Types. Addressing multiple protocols has historically required service providers to tap multiple vendors and equipment types, and has resulted in confusion as well as unnecessary network complexity and expense. Service providers require multiservice access solutions that integrate readily into their existing networks, maintain compatibility with other components of their network and provide remote, dynamic bandwidth and service provisioning, eliminating the need for expensive manual provisioning and installation.

o Inefficient use of network bandwidth. The rapid increase in demand for bandwidth and the limited capacity available in the first mile of telecommunications networks have strained the level of services provided to end users. Service providers require more efficient multiservice access solutions that minimize network expense, maximize bandwidth and are deliverable over a single copper line.

o Operational challenges to infrastructure deployment. The scope and complexity of existing communication networks pose unique challenges to service providers in recruiting and training the necessary personnel to deploy, scale, provision and maintain the network. Simplified network solutions are needed to help reduce the number of personnel and technical expertise required.

     In order to address these challenges, several communications equipment companies have introduced broadband integrated access devices, or IADs. First generation IADs are circuit-based. As service providers plan their converged next-generation networks, they have become increasingly reluctant to invest in communication equipment that cannot support asynchronous transfer mode or Internet protocol traffic. In response, several vendors have introduced packet-based IADs. However, we believe these new products have not been widely adopted because service providers have invested billions of dollars in their circuit-based networks, which they are unwilling to abandon. The transition to converged, next-generation networks is a costly and complex process that will take many years to complete. Therefore, service providers are seeking broadband access solutions that operate in both circuit- and packet-based environments, enabling them to protect their investment in existing equipment while ensuring a cost-effective migration path to converged, packet-based networks. This solution must be affordable, scalable and easy to install and operate.

The VINA Solution

     We develop and market broadband access communications equipment that offers, in one product, access to circuit- and packet-based networks. Our products enable service providers to offer a complete suite of bundled voice and data services to end users, including voice, video, data and Internet services, such as business-to-business electronic commerce and web hosting. Using our products, service providers may remotely and dynamically customize the services they deliver to individual customers. Furthermore, our products allow service providers to cost-effectively deliver bundled offerings from a single vendor with a single bill. Our products require little or no information technology expertise on the end users' part and allow service providers to deliver products for the first mile which reduce the cost and complexity associated with purchasing, operating and maintaining their networks.

     We believe that our products offer service providers the following benefits:

o Defined Network Migration Path. Our products offer a seamless path from the circuit-based network environment to packet-based voice and data network environment. We utilize software to migrate our products to packet-based networks, minimizing or eliminating costly equipment upgrades. Our equipment is currently being installed in both circuit- and packet-based networks.

o Reduced Network Complexity and Operating Costs. Our platform-based solution integrates multiple products, such as routers, firewalls, channel banks, modems and features of private branch exchanges, or PBXs, which reduce the operating costs and the complexity of delivering bundled voice and data services. Service providers are able to operate more responsively and to roll out services on a cost-effective basis through our software-based remote bandwidth and service provisioning.

o Increased Value-Added Services. Our solution allows service providers to enhance revenue derived from their installed customer base by selling additional software-enabled services, such as a firewall or local call routing. Our platform-based solution is designed to work with a broad range of first mile transport technologies.

o Ease of Deployment. Our hardware products incorporate a software-based management system, including a graphical user interface to facilitate installation and use and to allow our service provider customers to remotely manage their product offerings and upgrades. Our product solution, combined with our extensive service program, simplifies and accelerates the deployment of bundled voice and data services.

o Robust Service Platform. Our products provide telecommunications grade quality and reliability. We offer robust solutions that have been designed to navigate the unpredictable course of technology and standards development. We design our products to allow software-based upgrades for anticipated future network transport technologies.

     Our solution accepts multiple transport services into a single broadband access product. By incorporating various functions, such as firewall, channel bank and features of a private branch exchange onto a single platform, we enable our service provider customers to reduce their equipment costs and network complexity, ease migration from circuit- to packet-based networks, and enhance revenue opportunity from their installed customer base.

Our Products

     We offer a family of products for the first mile designed to allow service providers to deliver a complete suite of bundled voice and data services cost-effectively over a reduced number of network connections.

         Multiservice T1 Integrator and HDSL Integrator

     Our Multiservice T1 Integrator and HDSL Integrator are hardware platform solutions that allow service providers to integrate their customers' voice, data, video and Internet requirements onto a single T1 line or high-bit rate digital subscriber line, or HDSL. These multiservice broadband access products provide toll-quality voice service in both circuit- and packet-based networks. In addition, they support software-based value-added features including intelligent local call routing, firewalls, service level agreement statistics and Business OfficeXchange, which enables our products to operate as stand-alone PBX systems. Consequently, our multiservice broadband access products not only lower deployment costs and streamline provisioning, but also enable our service providers to differentiate themselves in the market and address end users' service requirements.

     Our T1 Integrator's channel bank function converts a T1 digital line into 24 individual analog telephone circuits. In addition, its integrated multiplexing and routing functionality allows the allocation of channels for video and personal computers, or PCs, as well as high-speed, dedicated Internet and frame relay access. The T1 Integrator also supports standard channel bank functionality and local call routing, which enables 911, 411 and local toll-free calls to be switched to the ILEC and provides redundancy in the event of an interruption in T1 service.

         Multiservice Xchange product family

     Our Multiservice Xchange product family includes the MX-500, MX-550 and MX-400. The MX-500 and MX-550 are compact, multiservice broadband access platforms that deliver circuit- and packet-based voice, data, video and Internet access services. The MX-500 supports up to a maximum of two T1 lines and the MX-550 supports an international equivalent, E1 line. The MX-500 and MX-550 provide support for the circuit- based TDM network to deliver voice and data access services. The MX-500 and MX-550 also support asynchronous transfer mode, or ATM, voice and data services. Accordingly, the MX-500 and MX-550 meets the needs of both service providers who have implemented ATM networks, as well as providers who intend to migrate from existing circuit- to ATM packet-based networks. The MX-500 provides toll-quality voice service in both circuit- and packet-based networks. The MX-550 also supports telecommunication protocols used in major international markets. Consequently, the MX-500 and MX-550 enable our service provider customers to realize savings in deployment, facility and maintenance costs, streamline provisioning and expand the range of services our customers are able to offer to end users.

     We recently introduced the MX-400, a product originally developed by Woodwind Communications Systems. The MX-400 is designed to provide a single point of connectivity for the delivery of integrated network services. These services include broadband access, continuous Internet access, public and private voice/facsimile services and private data services using Frame Relay, ATM, switching or IP over SDSL or T1 delivery technologies. The MX-400 also enables Voice over IP, or VoIP, with Media Gateway Control Protocol, or MGCP. The ability to offer MGCP functionality allows service providers to take advantage of the revenue generating benefits of deploying VoIP services to the small and medium sized business market. To date, we have not sold any MX-400 products.

         eLink product family

     Our eLink product family includes the eLink-100 and eLink-200. The eLink-100 was also originally developed by Woodwind Communications Systems. The eLink-100 is an eight-port platform addresses the needs of one of the largest segment of the Digital Subscriber Line, or DSL, market and provides high-speed, continuous Internet access, public voice/facsimile services and Local Area Network interconnect using ATM, and Frame Relay over SDSL delivery technologies. The eLink 100 supports advanced voice services such as local station-to-station, voice compression, silence suppression and echo cancellation, as well as web-based system configuration and system version download. The eLink-100 replaces the DSL eLink product, which was supplied to us by Polycom. To date, we have not sold any eLink-100 or DSL eLink products.

     Our eLink-200 supports TDM and integrates eight analog ports for voice and one Ethernet port for data on the same T1 line. The space-saving device also forms a complete solution in one box by marrying a channel bank, DHCP server and IP router with NAT functionality and firewall support. The eLink-200 began shipping in the fourth quarter of 2000.

          Multiservice Broadband Xchange

     The Multiservice Broadband Xchange, or MBX, is a central office-based multiservice platform that is designed to enable service providers to deploy bundled broadband voice and data services to the first mile or edge of the network. The MBX platform provides a software-based migration path from TDM technology to ATM switching. This platform is design for options that include DSL, fiber optics and service mediation with IP services.

     The MBX platform  consolidates the voice  concentration  functionality of a digital loop carrier, the data aggregation and switching capabilities of a multiservice ATM switch, and the voice/data interworking functions of a media gateway. The MBX provides flexibility in its support of traditional concentration of voice lines with the added support of frame relay switching. To date this product is still under development. We expect to be in a position to commence shipments of this product in the third quarter of 2001.

Sales and Marketing

         Sales

     We sell our products to service providers directly through our sales force, and indirectly through our original equipment manufacturers (OEM) customer and value added resellers (VARs). We have established an OEM customer and other marketing relationships in order to serve particular markets and provide our service provider customers with opportunities to purchase our products in conjunction with complementary products and services.

o Direct. Direct sales have represented, and we believe will continue to represent, the majority of our sales. We believe that direct interaction with service providers offers us the best understanding of the business models and technical requirements of our customers. Further, we believe that the competitive nature of the telecommunications equipment industry requires us to reduce costs by eliminating intermediate steps in the distribution chain.

o   OEM.  OEM  sales  through  Lucent  are an  important  distribution channel for us in the United States. We believe Lucent's relationships with CLECs, ILECs and small independent operating companies will continue to enhance our ability to reach this large customer base. The OEM customer uses our products to deliver complete, end-to-end solutions that are installed and field-serviced by their technical support organizations. We plan to initiate and develop relationships with additional leaders in the communications equipment industry as potential OEM customers.

o Value-Added Resellers. In addition to direct sales and our OEM customer, we have existing relationships with VARs focused on the service provider market. We intend to leverage our existing VAR relationships to seek new opportunities for the deployment of our products. In addition to the VARs we work with in the United States, we are developing relationships with VARs in Europe.

     Whether we ship our products directly or through our OEM customer or VARs, maintaining a direct relationship with each of our service provider customers is an important part of our sales strategy. Since establishing a strong working relationship with our customers is critical to sales success and future product development, we strive to maintain strong visibility across our service provider customer base, regardless of the distribution channel. As of December 31, 2000, our sales organization consisted of 52 employees.

         Marketing

     Our marketing objectives include building market awareness and acceptance of our company and our products, as well as generating qualified customer leads. To accomplish these objectives, our marketing activities include public relations, communications, research, sales support, direct marketing, a web presence, product marketing, as well as channel marketing. We work directly with service providers to help them develop business models and introduce product packages, promotional programs and pricing strategies, all designed to promote the delivery of multiple voice and data services over a single broadband access facility. In addition, we actively work with a number of industry and trade publications and industry analysts to educate service providers on how to deploy, and the benefits of, multiservice broadband access networks.

     We have developed an extensive co-marketing initiative targeting our customers. Our QuickStart implementation program educates our customers on our products and services through sales support programs, joint marketing and lead generation activities, joint sales initiatives, and technical support. The tools and resources available through our QuickStart program enable our customers to quickly understand our product solutions, expand their customer base and create new revenue opportunities for their installed base. As of December 31, 2000, our marketing organization consisted of 17 employees.

Customer Service and Support

     Our customer service organization maintains and supports products sold to service providers and offers technical support to our OEM customer and VARs. We also assist our OEM customer and VARs in offering installation, maintenance and support services to their customers for our products. We handle questions and problems over the Internet, telephone and e-mail. We continually update our website to enable our direct and indirect customers to download the latest technical information and tips, along with firmware, software and product manuals.

Customers

     We primarily sell to CLECs, ILECs and smaller independent operating companies through direct sales and indirectly through our OEM customer and VARs. The following is a list of some of our direct and indirect service provider customers:

2nd Century Communications CapRock Communications    North American Telephone
Allegiance Telecom         Intermedia Communications Nuvox Communications
ATG Technologies           KMC Telecom               Pacific Bell
Birch Telecom              MCI Worldcom              TelePacific Communications
Broadwing                  Media One Group           Time Warner Telecom

     For the year ended December 31, 2000, sales to Lucent account for 31% of our net revenue. Five customers, including Lucent Technologies, accounted for approximately 75% of our net revenue for the year ended December 31, 2000, of which sales to Lucent, Gabriel Communications and Trivergent Communications accounted for 31%, 16% and 13% of our net revenue, respectively.

     For the year ended December 31, 1999, sales to Lucent account for 46% of our net revenue. Five customers, including Lucent, accounted for approximately 80% of our net revenue for the year ended December 31, 1999.

     For the year ended December 31, 1998, sales to Walker and Associates accounted for 57% of our net revenue. Five customers, including Walker, accounted for approximately 87% of our net revenue for the year ended December 31, 1998, of which sales to Walker and Lucent accounted for 57% and 17% of our net revenue respectively.

Strategic Relationships

     A key element of our plan is to expand our sales, marketing and distribution channels through strategic relationships. We have established, and will continue to pursue, these strategic relationships in order to grow net revenues, and to provide indirect sales and marketing of our solutions.

     Lucent Technologies. In May 1998, we entered into an OEM agreement with Lucent, which we restated in May 1999. The Lucent agreement expires in May 2002 and can be renewed for a one year period. The agreement may be terminated by Lucent at any time upon 60 days' notice. Our working relationship with Lucent offers each of us a number of strategic advantages. Lucent uses our products to offer a complete end-to-end solution for the first mile integrating voice and data traffic. In turn, we have the opportunity to leverage Lucent's extensive sales force and marketing relationships to reach new customers and markets.

     Lucent incorporates our T1 Integrator and MX into its ConnectReach product family. ConnectReach consists of our Multiservice T1 Integrator and a seamless connection to Lucent's SLC-2000 Access System, a digital loop carrier, enabling the two products to function as a single, integrated voice and data access system. ConnectReach also interconnects with the AnyMedia Access System, a next-generation digital loop carrier. Lucent's ConnectReach Plus consists of our MX with a seamless connection with either Lucent's SLC-2000 Access System or AnyMedia access system. Designed to offer cost-effective enhanced bundled services to branch offices and small and medium sized businesses, the ConnectReach Plus seamlessly integrates voice, data, video, and Internet access over a common T1, E1 or DSL network connection. The ConnectReach Plus can be deployed today in a TDM network to provide support for existing services such as TDM voice, data, and Internet access. The same ConnectReach Plus chassis can be configured for voice over ATM, providing a smooth migration path for service providers.

  Interoperability Relationships

     Maintaining product compatibility with a broad range of equipment vendors and central office gateway protocols is critical to our success as a supplier of first mile solutions. These relationships allow us to work with other vendors to develop solutions that continue to simplify the network and enhance our market position with service providers. We have entered into interoperability agreements with three vendors in the voice over DSL market--CopperCom, Jetstream and Tollbridge. We also have relationships with developers of SS7 gateways to accelerate the deployment of asynchronous transfer mode, or ATM-based local exchange carrier services, including relationships with Convergent Networks, Tachion and TeraBridge. These relationships help minimize the technology risk to our service provider customers.

Technology

     Our products and technology enable multiservice access over a single broadband network with an open architecture. The open nature of our products allows our solution to be seamlessly integrated into the existing TDM infrastructure to deliver enhanced bundled services while offering the ability to migrate the network through hardware or software upgrades, to an asynchronous transfer mode, or ATM network, and subsequently to an Internet protocol, or IP network. We have developed extensive core competencies.

         Asynchronous Transfer Mode and Frame Relay Expertise

     We have developed expertise in packetized voice and data technology. The two widely deployed and proven packet-based technologies that can be utilized to integrate voice and data over a single line are ATM and frame relay. Our expertise with packet-based technology stems from developing advanced system functions such as digital signal processing, echo cancellation, dynamic call setup and virtual circuit switching, as well as class of service management capabilities.

         Digital Subscriber Line Expertise

     DSL has emerged as the most attractive first mile access technology for providing high bandwidth data access over existing copper telephone lines. In addition to high-speed access, DSL technology lowers access costs, compared to equivalent T1 lines. Several versions of DSL are being implemented for differing applications, including synchronous digital subscriber line (SDSL), high-bit rate digital subscriber line, or HDSL, and HDSL2 for business applications. We have designed our products to scale quickly and easily add new transmission technologies. We have implemented HDSL in our T1 Integrator product line and implemented SDSL in our eLink 100 product line.

         Internet and Internet Protocol Expertise

     Demand for Internet services has grown exponentially. These services require an all IP infrastructure, especially in the access network for Web applications and use, e-commerce and email. Our products incorporate an IP router which offers firewall options that include circuit level security technology and packet filtering, as well as network address translation, or NAT, and a software-based dynamic host control protocol, or DHCP, to provide dynamic IP address management. These IP elements are necessary to ensure reliable and secure Internet access. Our products offer our customers a fully integrated Internet access solution.

         Time Division Multiplexing Expertise

     Most carrier networks use high bit rate digital systems employing time-division multiplexing, or TDM. With extensive deployment of T1, digital local offices and optical transmission, TDM became economically viable in the 1980s and 1990s. The existing telephone network is predominantly based on digital time division switching, transmission and signaling over the out-of-band control network. Our family of products has been designed to allow seamless integration into existing TDM networks and to offer a migration path to emerging technologies such as ATM or IP.

         Hardware Design

     Our customers favor telecommunications grade hardware designs. Thus we have avoided hardware design technology commonly used in the PC industry. Instead our designs incorporate microprocessors specifically developed for communications applications and for high reliability and high availability environments. We utilize design techniques which result in over-design of our digital circuitry, analog circuitry, cooling and power systems. We incorporate field programmable gate array logic components where possible to simplify designs and improve reliability. Our interface designs incorporate popular standard chipsets in order to assure compatibility with other carrier equipment. Our hardware designs include many maintenance features which reduce operating costs for our customers. For example, our service provider customers can use our equipment to test their analog lines while the line is not inoperable. We perform extensive environmental testing on all of our products and most of our products are designed for and meet network equipment building systems, or NEBs, requirements adopted by most carriers. Our products are also designed to meet the European telecommunications and physical standards. We believe that all our designs meet applicable underwriters labs and Federal Communications Commission standards.

Research and Development

     We believe that our success is, to a large extent, dependent upon our responsiveness to the continued technological migration of our customers' networks. Our research and development group works closely with our OEM customer, our customer steering committee, and our marketing department for product definition and to assure compatibility with central office equipment.

     Research and development expenses, including all product development, system testing and documentation, were approximately $4.2 million in 1998, $6.7 million in 1999 and $12.6 million in 2000. All of our product development costs have been expensed as incurred. We have licensed certain commercially available software from third parties. We conduct the majority of our research and development at our Newark, California headquarters and are in the process of establishing additional centers in the United States and internationally. As of December 31, 2000, we had 75 full-time employees in research and development.

     While we develop some custom products for our OEM customer, most of our research and development efforts are focused on standard products. We have significant hardware and software expertise in both TDM and ATM network technologies. We place heavy emphasis on our design verification processes which include extensive testing at our Newark facilities and significant interoperability testing at partner sites.

Manufacturing

     We outsource our manufacturing operations. We are currently negotiating an agreement with Benchmark Electronics to replace Flextronics International as our primary contract manufacturer. Benchmark is located in Angleton, Texas. We believe outsourcing our manufacturing enables us to benefit from the component purchasing capabilities of a global contract manufacturer that can accommodate significant increases in production volume and product mix, as necessary. We use a rolling 12-month forecast based on anticipated product orders to determine our product requirements. We, in turn, provide these forecasts to the contract manufacturer, which purchases the components for our products and assembles them to our specifications. We intend to utilize Benchmark's resources and expertise to assist us in manufacturing, engineering, repair and product testing.

     Our current manufacturer, Flextronics International, performs board assembly, systems configuration and testing and product shipping. We have developed comprehensive inspection tests and use statistical process controls to assure the reliability and quality of our products. Our manufacturing engineers develop all test procedures and design and build all equipment and stations required to test our products. We integrate these manufacturing tests with our contract manufacturer's build processes. Our manufacturing personnel work closely with our design engineers to design for manufacturability, and to ensure that our test methods remain current as broadband access technologies evolve.

     We obtain several of the key components used in our products from single or limited sources of supply. We have encountered, and expect in the future to encounter, difficulty in obtaining these components from our suppliers. In the fourth quarter of 1999, we experienced a severe shortage of components, particularly subscriber line interface circuits, which jeopardized our ability to deliver our products in a timely fashion. The suppliers of our components range from small vendors to large established companies. Components for which we currently have only a single source include subscriber line interface circuits that we purchase from Advanced Micro Devices, and microprocessors that we purchase from Motorola Corporation. Components for which we currently have limited sources include digital signal processors, DSL modules and flash memory. We purchase most components on a purchase order basis and do not have guaranteed supply arrangements with most of our key suppliers. We or our contract manufacturer may not be able to obtain necessary supplies in a timely manner.

     We select manufacturers and suppliers on the basis of technology, manufacturing capacity, materials management, quality and cost. We may, in the future, seek additional manufacturers and suppliers to meet our anticipated requirements and lower the cost of our products. We obtained International Standards Organization, or ISO, 9001 certification in 2000.

Competition

     The market for multiservice broadband access products is extremely competitive. We believe that competition will increase substantially as the introduction of new technologies, deployment of broadband access networks, and potential regulatory changes create new opportunities for established and emerging companies. Furthermore, DSL- and T1-based solutions compete with broadband wireless and cable offers. We face competition primarily in two areas: equipment manufacturers, such as Accelerated Networks, ADTRAN, Carrier Access Corporation, Efficient Networks (to be acquired by Siemens), Polycom and Zhone Technologies and diversified equipment manufacturers such as Cisco Systems, Lucent and Nortel Networks. In addition, we may in the future compete with SS7 gateway suppliers as well as Voice-over-DSL (VoDSL) suppliers.

     The principal competitive factors for products utilized in our markets include:

o  pricing;
o  product features;
o  reliability and scalability;
o  performance;
o  compatibility with other products;
o  ease of installation and use;
o  customer relationships, service and support; and
o  brand recognition.

     Some of our competitors have greater financial and other resources than do we. With greater resources, our competitors may be able to take better advantage of new competitive opportunities, including offering lease and other financing programs. In addition, the rapid technological developments in our industry can result in frequent changes to our group of competitors. Consolidation in our industry may also affect our ability to compete. Acquisitions may strengthen our competitors' financial, technical and marketing resources and provide greater access to customers or new technologies. As a result, these competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products

Intellectual Property

     We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect our trade secrets and know-how. We currently have three patent applications pending, and another patent application in process, but no issued patents. Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of our intellectual property is individually critical to our current operations. However, taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. Our intellectual property protection measures may be insufficient to prevent misappropriation of our technology. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies, processes or rights that are important to our business. For example, we recently received letters from Sonoma Systems alleging that one of our products infringes a patent owned by them and inviting us to discuss licensing their patent. We believe that we do not infringe Sonoma Systems' patent. These assertions may result in litigation requiring us to pay substantial damages or to redesign or stop selling our products. Also, even if we were to prevail, litigation could be time-consuming and expensive and could divert our time and attention. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. We may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. Any necessary licenses may not be available on reasonable terms.

Employees

     As of December 31, 2000, we employed 178 full-time employees including 69 in sales and marketing, 11 in operations, 75 in research and development, and 23 in finance and administration. Our employees are not covered by any collective-bargaining agreements, and we consider our relations with our employees to be good.

Item 2.  Properties

     VINA's headquarters are in Newark, California, where it leases approximately 52,000 square feet of space. VINA also operates facilities in Richardson, Texas and Berkshire, England. As of December 31, 2000, VINA had sublease and lease agreements covering approximately 60,000 square feet that expire on various dates ranging from September 2001 to July 2007. The Company believes that its current facilities are adequate to support its current and anticipated near-term operations and believes that it can obtain additional space it may need in the future on commercially reasonable terms.

Item 3.  Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of business. As of the date of this report, there are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders

     We did not have any matters submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

EXECUTIVE OFFICERS

     Set forth below is information concerning our executive officers who report under Section 16 of the Securities Exchange Act of 1934, as amended, and their ages as of March 20, 2001.


Name                           Age                              Position(s)
----                           ---                              -----------
Steven M. Bauman............   56     President, Chief Executive Officer and Director
Joshua W. Soske.............   42     Executive Vice President, Chief Technical Officer and Director
T. Diane Pewitt.............   44     Executive Vice President, Research & Development and Operations
Gaymond W. Schultz..........   60     Executive Vice President
Stanley E. Kazmierczak......   41     Vice President, Finance and Administration, Chief Financial
                                      Officer and Secretary
Thomas J. Barsi.............   33     Vice President, Business Development
Julie P. Cotton.............   54     Vice President, Human Resources
Kay E. Kienast..............   51     Vice President, Marketing
John W. Neese...............   51     Vice President, Engineering
C. Reid Thomas..............   39     Vice President, Sales


     Steven M. Bauman has served as our President, Chief Executive Officer and as a director since August 1999. Mr. Bauman was a principal at GeoPartners Research, a Cambridge, Massachusetts-based consultancy from February 1998 to August 1999. He was Vice President/General Manager, Network Systems Division and then Vice President of Virtual Private Networks of 3Com, a supplier of network systems, from October 1995 to February 1998. Mr. Bauman was Vice President and General Manager, Software Group, Farallon Communications (now Netopia) from 1993 until September 1995.

     Joshua W. Soske has served as our Executive Vice President and Chief Technology Officer since August 1999, as a director since our inception and was one of our founders. Mr. Soske served as our President and Chief Executive Officer from inception until August 1999. He has been President and founder of International Design and Research, a communications consulting firm which provides management, architectural design and contract manufacturing services dealing primarily with telephone, data network, and television technologies since March 1979.

     T. Diane Pewitt has served as our Executive Vice President, Research & Development and Operations since March 2001. Ms. Pewitt was our Vice President, Operations from March 2000 until March 2001. She served as Vice President of Messaging for the service provider line of business for Lucent Technologies from June 1999 to March 2000. She also served as the Vice President of Operations for Lucent Technologies' Octel Messaging Division from January 1998 to June 1999. Ms. Pewitt was also Director of Operations for Lucent from June 1994 to January 1998.

     Gaymond W. Schultz has served as our Executive Vice President since July 1996 and was one of our founders. Mr. Schultz was our Chief Financial Officer from March 1997 until July 1999. Mr. Schultz was a partner at International Design and Research from 1994 to June 1996. Additionally, Mr. Schultz was a founder and served as Vice President of Engineering of StrataCom, a provider of wide area data networking equipment, from 1985 to 1999.

     Stanley E. Kazmierczak has served as our Vice President, Finance and Administration, Chief Financial Officer and Secretary since July 1999. Mr. Kazmierczak served as Chief Financial Officer and Vice President, Finance and Operations of Digital Link, a supplier of networking products, from January 1999 to July 1999, and as Chief Financial Officer from December 1992 to July 1999. He was Vice President, Finance and Administration of Digital Link from March 1996 to January 1999.

     Thomas J. Barsi has served as our Vice President, Business Development since January 2000. Mr. Barsi served as our Director of Marketing until December 1999 and our Director of Sales from January 1999 to December 1999. Prior to joining us, he was Director of Marketing responsible for the product line of high-end business products for Pacific Bell Internet from June 1995 to July 1996 and a product manager at Pacific Bell Internet from September 1994 to June 1995.

     Julie P. Cotton has served as our Vice President, Human Resources since June 2000. Ms. Cotton was Vice President, Human Resources at Pilot Network Services, an Internet security company, from April 1999 to June 2000. She worked as a management consultant from April 1998 to April 1999. Ms. Cotton was also Director of Organizational Effectiveness for Applied Materials, a manufacturer of semiconductor capital equipment, from October 1995 to April 1998. For a year prior to her position with Applied Materials, Ms. Cotton worked as an independent consultant.

     Kay E. Kienast has served as our Vice President, Marketing since March 2000. Ms. Kienast was Vice President, NSA Marketing at Newbridge Networks, a manufacturer of telecommunications equipment from August 1998 to June 1999. She was Vice President, Marketing at Cincinnati Bell Information Systems from January 1998 to August 1998 and was Director of Marketing at Unisys, a telecommunications equipment manufacturer, from November 1995 to January 1998. She was Manager, Strategy, Planning and Research at Digital Equipment Corporation from mid 1993 to November 1995.

     John W. Neese has served as our Vice President, Engineering since March 2000. Mr. Neese was our Engineering Director from August 1996 to February 2000 and Chief Financial Officer and Secretary from August 1996 to March 1997. He was Engineering Director at Corsair Communications, a manufacturer of cellular fraud detection products, from August 1995 to August 1996.

     C. Reid Thomas has served as our Vice President, Sales since April 2000. Mr. Thomas served as Managing Director, Sales for Lucent Technologies, where he was responsible for AT&T Markets from August 1996 to April 2000. Prior to his employment with Lucent, Mr. Thomas was Group Manager, Strategy and Alliances for Octel Communications, from January 1995 to August 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock has been traded on the Nasdaq National Market ("Nasdaq") under the symbol "VINA" since our initial public offering. The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock on Nasdaq as reported in its consolidated transaction reporting system.

    Fiscal Year 2000                                 High        Low
    ----------------                                 ----        ---
    Third Quarter (from August 10, 2000)........   $24.000     $12.250
    Fourth Quarter..............................   $14.250     $ 3.063

     The last reported sale of our common stock on Nasdaq was $1.875 on March 20, 2001. As of March 20, 2001, the common stock was held by 460 stockholders of record.

     We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

     On August 9, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-36398), relating to the initial public offering of our common stock. The managing underwriters in the offering were Lehman Brothers Inc., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray Inc. The offering commenced on August 10, 2000, and was closed on August 15, 2000, after we had sold all of the 3,000,000 shares of common stock registered under the Registration Statement. On September 15, 2000, the underwriters purchased 450,000 shares from us in connection with the exercise of the underwriters' over-allotment option. The initial public offering price was $12 per share for an aggregate initial public offering of $41.4 million (including the 450,000 shares sold to the underwriters upon exercise of the over-allotment option), netting proceeds of approximately $36.4 million to us after underwriting fees of approximately $2.9 million and other offering expenses of approximately $2.1 million. None of these fees and expenses was paid to any of our directors, officers, or general partners or their associates, persons owning 10% or more of any class of our equity securities or any affiliate of VINA.

     From August 10, 2000, the effective date of our Registration Statement, to December 31, 2000, the ending date of the reporting period, we have not used any of our net proceeds from our initial public offering. For more information, see
Item 7 of this report on page 21, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 6.  Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and related notes to consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations for each of the years in the three-year period ended December 31, 2000, and the consolidated balance sheet data at December 31, 1999 and 2000, are derived from consolidated financial statements which are included in the Form 10-K. The consolidated statement of operation data set forth below for the period from June 21, 1996 (inception) through December 31, 1996 and for the fiscal year ended December 31, 1997 and the consolidated balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from our consolidated financial statements not included in this Form 10-K. The historical operating results are not necessarily indicative of future operating results.


                                                 Period from
                                                June 21, 1996
                                                 (inception)
                                                   through                             Years Ended December 31,
                                                 December 31,      ---------------------------------------------------------------
                                                     1996               1997            1998             1999             2000
                                                --------------     ------------ --- ------------ -- ------------- --- ------------
                                                                                (in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue ...................................   $     --          $    579         $  4,393          $ 12,700        $ 32,078
Cost of revenue ...............................                          542            2,054             7,713          19,240
                                                  --------           --------        --------          --------        --------
Gross profit ..................................         --                37            2,339             4,987          12,838
                                                  --------           --------        --------          --------        --------

Costs and expenses:
   Research and development ...................        499             1,906            4,174             6,690          12,609
   Selling, general and
          administrative ......................        342             2,532            6,414            10,881          21,124
   Stock-based
       compensation* ..........................                           79              154             4,715          24,169
                                                  --------          --------         --------          --------        --------
       Total costs and expenses ...............        841             4,517           10,742            22,286          57,902
                                                  --------          --------         --------          --------        --------
Loss from operations ..........................       (841)           (4,480)          (8,403)          (17,299)        (45,064)
Interest income, net ..........................          9               165              413               223           1,732
                                                  --------          --------         --------          --------        --------
Net loss ......................................   $   (832)         $ (4,315)        $ (7,990)         $(17,076)       $(43,332)
                                                  ========          ========         ========          ========        ========

Net loss per share, basic and
     diluted (1)

                                                       N/A          $  (4.83)        $  (2.63)         $  (3.30)       $  (2.63)
                                                  ========          ========         ========          ========        ========
Shares used in computation, basic
    and diluted (1) ...........................         --               894            3,038             5,169          16,467
                                                  ========          ========         ========          ========        ========





---------------------------
* Stock-based compensation:


  Cost of revenue......................        $       --          $       --       $       2       $      152       $    1,855
  Research and development.............                --                  36              78            1,098            7,985
  Selling, general and
         administrative................                --                  43              74            3,465           14,329
                                               ----------          ----------      ----------       ----------       ----------
                                               $       --          $       79      $      154       $    4,715       $   24,169
                                               ==========          ==========      ==========       ==========       ==========


                                                                            As of December 31,
                                                  -----------------------------------------------------------------------
                                                      1996          1997          1998           1999          2000
                                                      ----          ----          ----           ----          ----
                                                                              (in thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and
    Short-term investments..................      $    5,049    $    3,543    $   11,359     $     2,568   $   44,499
Working capital (deficit)...................           4,842         2,896        11,058            (492)      40,657
Total assets................................           5,314         4,524        14,456           6,673       58,536
Long-term debt, less current portion........             129           400           655             534            0
Total stockholders' equity..................           4,917         3,233        11,549             348       44,829


--------------------------------------------------------------------------------
(1) The diluted net loss per share computation excludes potential shares of common stock issuable pursuant to convertible preferred stock and options to purchase common stock, as well as common stock subject to repurchase rights held by us, as their effect would be antidilutive. See Notes 1 and 7 of notes to consolidated financial statements for a detailed explanation of the determination of the shares used in computing basic and diluted net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward looking statements for many reasons, including but not limited to the risks discussed in this report under the heading "Other Factors That May Affect Results." The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Recent Developments

     On February 27, 2001, we acquired Woodwind Communications Systems, Inc. ("Woodwind"), a provider of voice-over-broadband network edge access solutions. The aggregate acquisition price consisted of approximately 4.1 million shares of VINA common stock, $7.5 million in cash and the assumption of Woodwind options to purchase approximately 1.4 million shares of common stock. The transaction will be accounted for as a purchase.

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

     From our inception in June 1996 through February 1997, our operating activities related primarily to developing and testing prototype products, commencing the staffing of our sales and customer service organizations and establishing relationships with our customers. We began shipments of our Multiservice T1 Integrator product family in March 1997. In May 1999, we began shipping our Multiservice Xchange product. Since inception, we have incurred significant losses, and as of December 31, 2000, we had an accumulated deficit of $73.5 million.

     We market and sell our products directly to communications service providers and through an OEM customer and value-added resellers, or VARs. Our net revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. This generally occurs upon commercial shipment of our products at which time we have no further performance obligations to our customers. We also record a provision at the time we recognize net revenue primarily for warranty costs. No net revenue is recognized on products shipped on a trial basis. We recognize extended warranty and other service net revenue ratably over the respective service periods. This service net revenue has not been significant to date.

     Our customer  base is highly  concentrated.  A  relatively  small number of customers have accounted for a significant portion of our historical net revenue. For the year ended December 31, 2000, sales to our five largest customers accounted for approximately 75% of our net revenue, of which sales to Lucent Technologies, Gabriel Communications and Trivergent Communications accounted for 31%, 16% and 13% of our net revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to experience significant customer concentration for the foreseeable future. To date, international sales have not been significant. International sales have been denominated solely in U.S. dollars and, accordingly, we have not been exposed to significant fluctuations in foreign currency exchange rates.

     Cost of revenue consists primarily of costs of products manufactured by a third-party contract manufacturer, component costs, depreciation of property and equipment, personnel related costs to manage the contract manufacturer and warranty costs, and excludes amortization of deferred stock compensation. We conduct program management, manufacturing engineering, quality assurance and documentation control at our facility in Newark, California. Currently, we outsource our manufacturing and testing requirements to Flextronics International Ltd. Accordingly, a significant portion of our cost of revenue consists of payments to this contract manufacturer.

     We expect our gross margin to be affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers and the mix of products or system configurations sold. Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Currently, we derive the majority of our net revenue from sales made to our OEM customer. A significant increase in the proportion of net revenue derived from an OEM customer would adversely impact or reduce our gross margin.

     Research and development expenses consist primarily of personnel and related costs, consulting expenses and prototype costs related to the design, development, testing and enhancement of our multiservice broadband access products, and excludes stock-based compensation. We expense all of our research and development expenses as incurred.

     Selling, general and administrative expenses consist primarily of personnel and related costs, including salaries and commissions for personnel engaged in direct and indirect selling and marketing and other administrative functions and promotional costs, including advertising, trade shows and related costs, and excludes stock-based compensation.

     For the years ended December 31, 1998, 1999 and 2000, we recorded an aggregate of $54.6 million in deferred stock compensation to be amortized over the vesting period. In addition, we recorded an aggregate of $734,000 in stock-based compensation related to stock options granted to non-employees for services. The deferred stock compensation recorded represents the difference between the deemed fair market value of our common stock at the time of option grants during these periods and the exercise prices of these options. As there was no public market for our common stock, the fair market value of our common stock on option grant dates was determined by our board of directors prior to our initial public offering. The board of directors in their determination of fair market value took into consideration many factors including, but not limited to, our financial performance, current economic trends, actions by competitors, market maturity, emerging technologies, near-term backlog and, in some circumstances, valuation analyses performed by independent appraisers using generally accepted valuation methodologies such as the income and market approaches. We are amortizing deferred stock compensation using a multiple option award valuation approach over the vesting periods of the applicable options, which is generally four years. The amortization of deferred stock compensation, based upon options granted through December 31, 2000, is expected to be $16.6 million in 2001, $7.1 million in 2002, $2.4 million in 2003 and $286,000 thereafter.

     Interest income, net, consists primarily of interest earned on our cash, cash equivalent and short-term investment balances partially offset by interest expense associated with our debt obligations.

     From inception through December 31, 2000, we incurred net losses for federal and state income tax purposes and have not recognized any income tax provision or benefit. As of December 31, 2000, we had $40.8 million of federal and $26.5 million of state net operating loss carryforwards to offset future taxable income that expire in varying amounts through 2020 and 2005, respectively. Given our limited operating history and losses incurred to date, coupled with difficulty in forecasting future results, a full valuation allowance has been provided. Furthermore, as a result of changes in our equity ownership from our preferred stock offerings and initial public offering, utilization of net operating losses and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

         Results of Operations

     The following table sets forth selected consolidated statements of operations data as a percentage of net revenue for the periods indicated. For purposes of this table, cost of revenue, gross profit, research and development, and selling, general and administrative amounts do not include stock-based compensation.



                                                   Years Ended December 31,
                                         -----------------------------------------------
                                              1998            1999             2000
                                           -----------     ------------    -------------
Net revenue..............................     100.0%          100.0%          100.0%
Cost of revenue..........................      46.8            60.7            60.0
                                           -----------     ------------    -------------
Gross profit.............................      53.2            39.3            40.0
                                           -----------     ------------    -------------
Costs and expenses:
   Research and development..............      95.0            52.7            39.3
   Selling, general and administrative...     146.0            85.7            65.9
   Stock-based compensation..............       3.5            37.1            75.3
                                           -----------     ------------    -------------
Total costs and expenses.................     244.5           175.5           180.5
                                           -----------     ------------    -------------
Loss from operations.....................    (191.3)         (136.2)         (140.5)
Interest income, net.....................       9.4             1.8             5.4
                                           -----------     ------------    -------------
Net loss.................................    (181.9)%        (134.4)%        (135.1)%
                                           ===========     ============    =============


         Fiscal Years Ended December 31, 2000, 1999 and 1998

     Net revenue. Net revenue was $32.1 million in 2000, $12.7 million in 1999 and $4.4 million in 1998. The 152% increase in net revenues in 2000 over 1999 was primarily due to increased unit sales to existing customers and sales to new customers. The increase in net revenue in 1999 over 1998 was primarily attributable to sales of our Multiservice Xchange products introduced in the second quarter of 1999 and increased unit sales of other products, offset by price reductions effected in the second quarter of 1999. In 1999, net revenue would have been $4.7 million higher absent these price reductions.

     Cost of revenue. Cost of revenue was $19.2 million in 2000, $7.7 million in 1999 and $2.1 million in 1998. Gross profit increased to $12.8 million in 2000 from $5.0 million in 1999 and $2.3 million in 1998. Gross margin increased to 40.0% in 2000 from 39.3% in 1999 due primarily to cost reductions on existing products and higher margins on new products. Gross margin decreased to 39.3% in 1999 from 53.2% in 1998, primarily due to price reductions effected in the second quarter of 1999. We anticipate that our gross margin may continue to fluctuate due to many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and changes in our mix of distribution channels.

     Research and development expenses. Research and development expenses increased to $12.6 million in 2000 from $6.7 million in 1999 and $4.2 million in 1998. These increases were primarily a result of additional personnel costs, higher prototype expenses and higher consulting costs associated with our continuing research and development efforts. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives, and as a result, we expect these research and development expenses to increase in absolute dollars in the future. Research and development expenses decreased as a percentage of net revenue from 95.0% in 1998 to 52.7% in 1999 and 39.3% in 2000. These decreases were a result of net revenue increasing at a rate faster than research and development expenses.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $21.1 million in 2000 from $10.9 million in 1999 and $6.4 million in 1998. These increases were primarily attributable to increased personnel costs, including hiring of additional sales and key management personnel, as well as increased recruiting costs and increased promotional expenses, including trade shows and advertising. Selling, general and administrative expenses decreased as a percentage of net revenue from 146.0% in 1998, to 85.7% in 1999 and 65.9% in 2000. These decreases were a result of net revenue increasing at a rate faster than selling, general and administrative expenses. We intend to actively participate in marketing, business development activities and selling and promotional programs, substantially expand our field sales operations and customer support organizations and build our infrastructure to support our anticipated business growth and operation as a public company. As a result, we expect expenses related to these programs to continue to increase substantially in absolute dollars in the future.

     Stock-based compensation. We recorded deferred stock compensation of $36.4 million in 2000, $17.8 million in 1999 and $394,000 in 1998 for which amortization of deferred stock compensation was $23.5 million in 2000, $4.6 million in 1999 and $154,000 in 1998. Stock-based compensation related to options issued to non-employees for services was $99,000 in 1999 and $635,000 in 2000.

     Interest income, net. Interest income, net increased to $1.7 million in 2000 from $223,000 in 1999. This increase was primarily attributable to higher cash balances resulting in higher interest income earned offset by interest expense on bank loans. Interest income decreased to $223,000 in 1999 from $413,000 in 1998. This decrease was primarily attributable to lower cash balance resulting in lower interest income earned.

Liquidity and Capital Resources

     Since inception, we have satisfied our cash requirements primarily through private sales of convertible preferred stock which generated gross proceeds of approximately $48.8 million prior to our initial public offering. In August 2000, we completed an initial public offering of 3,450,000 shares of common stock at a price of $12.00 per share, resulting in proceeds of approximately $36.4 million net of underwriters discount and offering expenses. As of December 31, 2000, we had cash, cash equivalents and short-term investments of $44.5 million.

     Net cash used in operating activities was $18.1 million in 2000, $9.1 million in 1999, and $8.1 million in 1998. Cash used in operating activities resulted primarily from net losses from operations offset by stock-based compensation and increases in accrued liabilities and accounts payable in each period.

     Net cash used in investing activities was $39.3 million in 2000 and $4.7 million in 1998, primarily reflecting purchases of short-term investments and property plant and equipment. Net cash provided by investing activities was $3.1 million in 1999 primarily due to proceeds from the sale of investments.

     Cash provided by financing activities was $62.5 million in 2000, $1.2 million in 1999 and $16.6 in 1998. In 2000, cash provided by financing activities was due primarily to proceeds from our initial public offering in August 2000 and the sale of convertible preferred stock in 2000. In 1999, cash provided by financing activities was primarily due to issuance of common stock and proceeds from issuance of long-term debt in 1998, cash provided by financing activities was primarily due to issuance of convertible preferred stock.

     We currently have no significant commitments for capital expenditures. We anticipate that we will increase our capital expenditures consistently with our anticipated growth in personnel and infrastructure, including facilities and systems.

     We expect to experience significant growth in our operating expenses for the foreseeable future. As a result, we anticipate that operating expenses will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions, such as our acquisition of Woodwind Communications Systems, Inc. or invest in complementary businesses, technologies or products. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

     We anticipate that we will need to obtain additional funding during 2002, and we may seek to sell additional equity or debt securities or secure a bank line of credit. Currently, we have no other immediately available sources of liquidity. The sale of additional equity or other securities could result in additional dilution to our stockholders. Arrangements for additional financing may not be available in amounts or on terms acceptable to us, if at all.

New Accounting Standard

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management has concluded its analysis of the effects of adopting SFAS No. 133 and the adoption will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In  December  1999,  the  Securities  and  Exchange  (SEC)  released  Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarized certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB No. 101 in 2000 had no impact on the Company's financial position, results of operations or cash flows.

RISKS FACTORS

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

     We have incurred significant losses since inception and expect that our net losses and negative cash flow from operations will continue for the foreseeable future. We incurred net losses of approximately $8.0 million in 1998, $17.1 million in 1999 and $43.3 million in 2000. As of December 31, 2000, we had an accumulated deficit of approximately $73.5 million. To achieve profitability, we will need to generate and sustain substantially higher net revenue while maintaining reasonable cost and expense levels. We have large fixed expenses and expect to continue to incur significant and increasing expenses for research and development, sales and marketing, customer support, developing direct sales and distribution channels, and general and administrative expenses.

We rely on a small number of telecommunications customers for substantial portions of our net revenue. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed.

     We derive almost all of our net revenue from direct sales to a small number of telecommunications customers and our indirect sales through our major original equipment manufacturer, or OEM, customer that sells and markets our products. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed. Our five largest customers accounted for approximately 75% of our net revenue for the fiscal year ended December 31, 2000, of which sales to Lucent Technologies, Gabriel Communications and Trivergent accounted for 31%, 16% and 13% of our net revenue, respectively. We expect that the telecommunications industry will continue to experience consolidation. If any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. In addition, if our OEM customer is acquired, we could lose that customer. For example, Intermedia Communications, one of our service provider customers, was recently acquired by MCI Worldcom. Also, the ultimate business success of our direct service provider customers, our OEM customer and value-added resellers, or VARs, and our indirect customers who purchase our products through an OEM customer and VARs, could affect the demand for our products. In addition, any difficulty in collecting amounts due from one or more of our key customers could harm our operating results and financial condition. If any of these events occur, our net revenue could decline and our operating results and business could be harmed.

The difficulties experienced by many of our current customers have had and are expected to continue to have an adverse effect on our business.

     To date, we have sold the majority of our products to CLEC customers. In recent months, CLECs have experienced extreme difficulties in obtaining financing for their businesses. As a result, CLECs have been forced to scale back their operations or terminate their operations. If our customers become unable to pay for shipped products, we may be required to write-off significant amounts of our accounts receivable. Similarly, if our customers order products and then suspend or cancel the orders prior to shipping, we will not generate revenues from the products we build. In such circumstances, our inventories may increase and our expenses will increase. Further, we may incur substantially higher inventory carrying costs and excess inventory that could become obsolete over time. We expect that our business will continue to be significantly and negatively affected until there is substantial improvement in the ability of CLECs to finance their businesses.

Our net revenue could decline significantly if our relationship with our major OEM customer deteriorates.

     A significant portion of our net revenue is derived from sales to our major OEM customer. Our agreement with our OEM customer is not exclusive and does not contain minimum volume commitments. Our OEM agreement with Lucent expires in May 2002. Lucent may terminate the agreement earlier upon 60 days' notice. At any time or after a short period of notice, our OEM customer could elect to cease marketing and selling our products. They may so elect for a number of reasons, including the acquisition by an OEM customer of one or more of our competitors or their technologies, or because one or more of our competitors introduces superior or more cost-effective products. In addition, we intend to develop and market new products that may compete directly with the products of our OEM customer, which may also harm our relationships with this customer. For example, our MBX product may compete with our OEM customer which could adversely affect our relationship with that customer. Our existing relationships with our OEM customer could make it harder for us to establish similar relationships with our OEM customer's competitors. Any loss, reduction, delay or cancellation in expected sales to our OEM customer, or our inability to establish similar relationships with new OEM customers in the future, would hurt our business and our ability to increase net revenues and could cause our quarterly results to fluctuate significantly.

If we do not predict our manufacturing requirements accurately, we could incur additional costs and suffer manufacturing delays.

     We currently provide forecasts of our demand to our contract manufacturer 12 months prior to scheduled delivery of products to our customers. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our manufacturing requirements or a product in our manufacturing forecast becomes obsolete, our contract manufacturer may have purchased excess or obsolete inventory. For those parts that are unique to our products, we could be required to pay for these excess or obsolete parts and recognize related inventory write-down costs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and net revenue.

The telecommunications industry is characterized by rapidly changing technologies. If we are unable to develop and maintain strategic relationships with vendors of emerging technologies, we may not be able to meet the changing needs of our customers.

     Our success will depend on our ability to develop and maintain strategic relationships with vendors of emerging technologies such as Jetstream and Tachion. We depend on these relationships for access to information on technical developments and specifications that we need to develop our products. We also may not be able to predict which existing or potential partners will develop leading technologies or industry standards. We may not be able to maintain or develop strategic relationships or replace strategic partners that we lose. If we fail to develop or maintain strategic relationships with companies that develop necessary technologies or create industry standards, our products could become obsolete. We could also be at a competitive disadvantage in attempting to negotiate relationships with those potential partners in the future. In addition, if any strategic partner breaches or terminates its relationship with us, we may not be able to sustain or grow our business.

Our failure to enhance our existing products or develop and introduce new products that meet changing customer requirements and technological advances would limit our ability to sell our products.

     Our ability to increase net revenue will depend significantly on whether we are able to anticipate or adapt to rapid technological innovation in the telecommunications industry and to offer, on a timely and cost-effective basis, products that meet changing customer demands and industry standards. If the standards adopted are different from those which we have chosen to support, market acceptance of our products may be significantly reduced or delayed.

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

Telecommunications networks are comprised of multiple hardware and software products from multiple vendors. If our products are not compatible with other companies' products within our customers' networks, orders will be delayed or cancelled.

     Many of our customers require that our products be designed to work with their existing networks, each of which may have different specifications and utilize multiple protocols that govern the way devices on the network communicate with each other. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products may be required to work with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products are not compatible with existing equipment in our customers' networks, whether open or proprietary, installations could be delayed, orders for our products could be cancelled.

If we fail to win contracts at the beginning of our telecommunications customers' deployment cycles, we may not be able to sell products to those customers for an extended period of time, which could inhibit our growth.

     Our existing and potential telecommunications customers generally select a limited number of suppliers at the beginning of a deployment cycle. As a result, if we are not selected as one of these suppliers, we may not have an opportunity to sell products to that customer until its next purchase cycle, which may be an extended period of time. In addition, if we fail to win contracts from existing and potential customers that are at an early stage in their design cycle, our ability to sell products to these customers in the future may be adversely affected because they may prefer to continue purchasing products from their existing vendor. Since we rely on a small number of customers for the majority of our sales, our failure to capitalize on limited opportunities to win contracts with these customers could severely harm us.

Since the telecommunications industry is characterized by large purchase orders placed on an irregular basis, it is difficult to accurately forecast the timing and size of orders. Accordingly, our net revenue and operating results may vary significantly and unexpectedly from quarter to quarter.

     We may receive purchase orders for significant dollar amounts on an irregular basis depending upon the timing of our customers' network deployment and sales and marketing efforts. Because orders we receive may have short lead times, we may not have sufficient inventory to fulfill these orders, and we may incur significant costs in attempting to expedite and fulfill these orders. In addition, orders expected in one quarter could shift to another because of the timing of our customers' purchase decisions and order reductions or cancellations. Under our OEM agreement, our OEM customer has the right to delay previously placed orders for any reason. The time required for our customer to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results. Accordingly, our net revenue and operating results may vary significantly and unexpectedly from quarter to quarter.

     Our customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. After building a significant inventory of our products, these parties may be faced with delays in these anticipated major projects for various reasons. As a result, Lucent may be required to maintain a significant inventory of our products for longer periods than they originally anticipated, which would reduce further purchases. These reductions, in turn, could cause fluctuations in our future results of operations and severely harm our business and financial condition.

Since the sales cycle for our products is typically long and unpredictable, we have difficulty predicting future net revenues and our net revenue and operating results may fluctuate significantly.

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

We have a limited order backlog. If we do not obtain substantial orders in a quarter, we may not meet our net revenue objectives for that quarter.

     Since inception, our order backlog at the beginning of each quarter has not been significant, and we expect this trend to continue for the foreseeable future. Our backlog as of December 31, 2000 was approximately $3.3 million. Accordingly, we must obtain substantial additional orders in a quarter for shipments in that quarter to achieve our net revenue objectives. Our sales agreements allow purchasers to delay scheduled delivery dates without penalty. Our customer purchase orders also allow purchasers to cancel orders within negotiated time frames without significant penalty. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of our products could occur near the end of our fiscal quarters. If we fail to ship products by the end of a quarter, our operating results could be adversely affected for that quarter.

We depend upon a single contractor for most of our manufacturing needs. Termination of this relationship could impose significant costs on us and could harm or interfere with our ability to meet scheduled product deliveries.

     We do not have internal manufacturing capabilities and have generally relied primarily on a contract manufacturer, Flextronics International Limited to build our products. Effective April 1, 2001, we plan to transfer primary manufacturing responsibility of our products from Flextronics to Benchmark Electronics. We do not yet have a signed definitive manufacturing contract with Benchmark. We expect to have a signed formal contract by June 2001. If we execute a formal contract with Benchmark, we anticipate that Benchmark will be able to cancel the contract on short notice and will not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our reliance on Benchmark involves a number of risks, including the lack of operating history between us and Benchmark, the current absence of any written contract, absence of control over our manufacturing capacity, the unavailability of, or interruptions in, access to process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. If we are unable to successfully negotiate a contract with Benchmark that will meet our manufacturing needs, we will not have a primary manufacturing contract with any third party. With the move to Benchmark, we do not expect any significant increase in costs or any significant interference with our ability to meet scheduled product deliveries. We will have to immediately identify and qualify one or more acceptable alternative manufacturers, which could result in substantial manufacturing delays and cause us to incur significant costs. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would harm our ability to meet our scheduled product deliveries to our customers, harm our reputation and could cause the loss of existing or potential customers, any of which could seriously harm our business and operating results.

We depend on sole source and limited source suppliers for key components. If we are unable to buy components on a timely basis, we will not be able to deliver our products to our customers on time which could cause us to lose customers. If we purchase excess components to reduce this risk, we may incur significant inventory costs.

     We obtain several of the key components used in our products, including interface circuits, microprocessors, digital signal processors, digital subscriber line modules and flash memory, from single or limited sources of supply. We have encountered, and expect in the future to encounter, difficulty in obtaining these components from our suppliers. For example, in the fourth quarter of 1999, we experienced a severe shortage of components, particularly subscriber line interface circuits, which jeopardized our ability to deliver our products in a timely fashion. We purchase most components on a purchase order basis and we do not have guaranteed supply arrangements with most of our key suppliers. Financial or other difficulties faced by our suppliers or significant changes in demand for these components could limit the availability of these components to us at acceptable prices and on a timely basis, if at all. Any interruption or delay in the supply of any of these components, or our inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would limit our ability to meet scheduled product deliveries to our customers or force us to reengineer our products, which may hurt our gross margins and our ability to deliver products on a timely basis, if at all. A substantial period of time could be required before we would begin receiving adequate supplies from alternative suppliers, if available. In addition, qualifying additional suppliers is time consuming and expensive and exposes us to potential supplier production difficulties or quality variations.

The competition for qualified personnel is particularly intense in our industry and in Northern California. If we are unable to attract and retain key personnel, we may not be able to sustain or grow our business.

     Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom would be difficult to replace. None of our officers or key employees is bound by an employment agreement for any specific term, and we do not have "key person" life insurance policies covering any of our employees. The competition for qualified personnel is particularly intense in our industry and in Northern California, where there is a high concentration of established and emerging growth technology companies. This competition makes it more difficult to retain our key personnel and to recruit new highly qualified personnel. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing shareholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. In particular, we have experienced difficulty in hiring software, hardware and system test engineers and engineers with voice and data experience. We believe that we will continue to experience difficulty in recruiting and retaining qualified personnel in the future. If we are not able to attract and retain the necessary personnel, we could face delays in developing our products and implementing our sales and marketing plans, and we may not be able to grow our business.

We plan to invest a significant amount of our resources to fund the development, marketing and sale of our products; however, if we are unable to expand our sales and marketing operations, we will not be able to achieve brand awareness for our products and generate additional sales.

     We plan to increase significantly our operating expenses to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative capabilities to address the demands resulting from this offering and the expected continued growth of our business. Our operating expenses are largely based on anticipated personnel requirements and net revenue trends, and a high percentage of our expenses are, and will continue to be, fixed. In addition, we may be required to spend more for research and development than originally budgeted in order to respond to industry trends. As a result, any delay in generating or recognizing net revenue could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

We have rapidly and significantly expanded our operations in recent periods. Our business will be harmed if we fail to manage effectively the growth of our operations.

     We have rapidly and significantly expanded our operations in recent periods. This expansion significantly strains our managerial, operational and financial resources. Some of our senior management personnel joined us within the last 12 months. Our Vice President of Marketing, Executive Vice President of Research and Development and Operations, Vice President of Human Resources and Vice President of Sales have all joined us since January 2000. To manage the expected growth of our operations and personnel, we will be required to:

o improve existing and implement new operational, financial and management controls, reporting systems and procedures;

o  hire, train, motivate and manage additional qualified personnel;

o  expand access to additional manufacturing capacity;

o effectively manage multiple relationships with our customers, suppliers, distributors and other third parties; and

o coordinate our domestic and international operations and establish the necessary infrastructure to implement our international strategy.

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

     We have sales and customer support personnel in the United Kingdom and have initiated distribution relationships in Europe. We intend to further expand our international operations and enter new markets. This expansion will require significant management attention and financial resources. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. In addition, our international operations will be subject to other inherent risks, including:

o the failure to adopt regulatory changes that facilitate the provisioning of competitive communications services;

o  difficulties adhering to international protocol standards;

o  expenses associated with customizing products for other countries;

o  protectionist laws and business practices that favor local competition;

o  reduced protection for intellectual property rights in some countries;

o difficulties enforcing agreements through other legal systems and in complying with foreign laws;

o  fluctuations in currency exchange rates;

o  political and economic instability; and

o  import or export licensing requirements.

Our products require substantial investment over a long product development cycle, and we may not realize any return on our investment.

     The development of new or enhanced products is a complex and uncertain process. We and our OEM manufacturers have in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we had expected to begin shipments of our MBX product in the second quarter of 2001 which has been delayed to the third quarter of 2001 because of continued development issues. Development costs and expenses are incurred before we generate any net revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $12.6 million in the year ended December 31, 2000. We intend to continue to incur substantial research and development expenses, which could have a negative impact on our earnings in future periods.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses, experience product returns and lost sales and be subject to product liability claims.

     Our products are highly technical and are designed to be deployed in very large and complex networks. While our products have been tested, because of their nature, they can only be fully tested when deployed in networks that generate high amounts of voice or data traffic. Because of our short operating history, our products have not yet been broadly deployed. Consequently, our customers may discover errors or defects in our products after they have been broadly deployed. In addition, our customers may use our products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. Any defects or errors in our products discovered in the future, or failures of our customers' networks, whether caused by our products or another vendor's products, could result in loss of customers or decrease in net revenue and market share.

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

     We currently have a small customer service and support organization, and we will need to increase these resources to support any increase in the needs of our existing and new customers. Hiring customer service and support personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. If we are unable to expand or maintain our customer service and support organization our customers may become dissatisfied and we could lose customers and our reputation could be harmed. A reputation for poor service would prevent us from increasing sales to existing or new customers.

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Failure to protect our intellectual property will limit our ability to compete and result in a loss of a competitive advantage and decreased net revenue.

     Our success and ability to compete depend substantially on our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased net revenue. We presently have three U.S. patent applications pending, but no issued patents. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of many foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful.

We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future.

     Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. For example, we recently received letters from Sonoma Systems alleging that one of our products infringes a patent owned by Sonoma Systems and inviting us to discuss licensing their patent. In addition, our agreements may require that we indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe or may infringe the proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of our technical and management personnel. These claims could cause us to stop selling, incorporating or using our products that use the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or enter into licensing agreements. These licensing agreements, if required, could increase our product costs and may not be available on terms acceptable to us, if at all.

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

Because our headquarters are located in Northern California, which is a region containing active earthquake faults and experiencing a power energy crisis, if a natural disaster occurs or the power energy crisis continues, our business could be shut down or severely impacted.

     Our business and operations depend on the extent to which our facility and products are protected against damage from fire, earthquakes, power loss and similar events. Despite precautions taken by us, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, California power energy supplies are at severely low levels. This has resulted in blackouts and increased costs which have effected our business.

        Risks Associated With The Multiservice Broadband Access Industry

Intense competition in the market for our telecommunications products could prevent us from increasing or sustaining our net revenue and prevent us from achieving or sustaining profitability.

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

     We believe that our existing OEM customer continuously evaluates whether to offer its own multiservice broadband access devices. If our OEM customer decides to internally design and sell its own multiservice broadband access devices, or acquire one or more of our competitors or their broadband access technologies, it could eliminate or substantially reduce its purchases of our products. In addition, our current growth may cause our OEM customer to view us as greater competition. Our OEM relationship could also be harmed as we develop and market new products that may compete directly with the products of our OEM customer. For example, our MBX product may compete with our OEM customer which could adversely affect our relationship with that customer. We cannot assure you that our OEM customer will continue to rely, or expand its reliance, on us as an external source of supply for its multiservice broadband access devices. Because we rely on one OEM customer for a substantial portion of our net revenues, a loss of sales to this OEM customer could seriously harm our business, financial condition and results of operations.

Because our industry is characterized by consolidation, we could potentially lose customers, which would harm our business.

     The markets in which we compete are characterized by increasing consolidation, as exemplified by the recent or pending acquisitions of Sonoma Systems by Nortel Networks, Efficient Networks by Siemens and PairGain
Technologies by ADC Telecommunications. We cannot predict how industry consolidation will affect our competitors and we may not be able to compete successfully in an increasingly consolidated industry.

Our products are subject to price reduction and margin pressures. If our average selling prices decline and we fail to offset that decline through cost reductions, our gross margins and potential profitability could be seriously harmed.

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

Sales of our products depend on the widespread adoption of multiservice broadband access services and if the demand for multiservice broadband access services does not develop, then our results of operations and financial condition could be harmed.

     Our business will be harmed if the demand for multiservice broadband access services does not increase as rapidly as we anticipate, or if our customers' multiservice broadband access service offerings are not well received in the marketplace. Critical factors affecting the development of the multiservice broadband access services market include:

o the development of a viable business model for multiservice broadband access services, including the capability to market, sell, install and maintain these services;

o cost constraints, such as installation, space and power requirements at the central offices of incumbent local exchange carriers, or ILECs;

o compatibility of equipment from multiple vendors in service provider networks;

o evolving industry standards for transmission technologies and transport protocols;

o varying and uncertain conditions of the communications network infrastructure, including quality and complexity, electrical interference, and crossover interference with voice and data telecommunications services;

o  domestic and foreign government regulation; and

o the ability of competitive local exchange carriers, or CLECs, to obtain sufficient funding and to successfully grow their businesses.

     The market for multiservice broadband access devices may fail to develop for these or other reasons or may develop more slowly than anticipated, which could harm our business.

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

     On August 10, 2000, we completed our initial public offering. Prior to our initial public offering there had not been a public market for our common stock. The stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The trading prices and valuations of many technology companies are substantially above historical levels. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance.

We may engage in future acquisitions or strategic investments that we may not be able to successfully integrate or manage, which could hurt our business. These acquisitions or strategic investments may also dilute our stockholders and cause us to incur debt and assume contingent liabilities.

     We may review acquisition prospects and strategic investments that could complement our current product offerings, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. For example, on February 27, 2001, we acquired Woodwind Communications Systems, Inc., a provider of voice-over-broadband network edge access solutions. The aggregate acquisition price consisted of approximately 4.1 million shares of VINA common stock, $7.5 million in cash, and the assumption of Woodwind options to purchase approximately 1.4 million shares of common stock. The issuance of equity securities in connection with these acquisitions or investments could significantly dilute our investors. If we incur or assume debt in connection with these acquisitions or investments, we may incur interest charges that could increase our net loss. We have little experience in evaluating, completing, managing or integrating acquisitions and strategic investments. Acquisitions and strategic investments may entail numerous integration risks and impose costs on us, including:

o difficulties in assimilating acquired operations, technologies or products including the loss of key employees;

o unanticipated costs;

o diversion of management's attention from our core business concerns;

o adverse effects on business relationships with our suppliers and customers or those of the acquired businesses;

o risks of entering markets in which we have no or limited prior experience;

o assumption of contingent liabilities;

o incurrence of significant amortization expenses related to goodwill and other intangible assets; and

o incurrence of significant write-offs.

We may need to raise more capital, but the availability of additional financing is uncertain. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, which could negatively impact our product development and sales.

     We currently anticipate that we will need to obtain additional funding during 2002. If our capital requirements vary significantly from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. In addition, holders of these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities would have rights, preferences and privileges senior to holders of common stock. The terms of these securities could also impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, which could negatively impact our product development and sales.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

     Additional sales of our common stock in the public market after our initial public offering, or the perception that such sales could occur, could cause the market price of our common stock to decline. As of March 20, 2001, we had 36,912,420 shares of common stock outstanding. Other than the 3.45 million shares sold in our public offering, all of our outstanding shares were subject to a lock-up that expired on February 7, 2001. Accordingly, most of our outstanding shares of common stock are freely transferable. Sales of a large number of these shares could decrease the market price of our common stock.

     In addition, holders of approximately 17.7 million shares of common stock have rights with respect to registration of these shares for sale to the public. If these holders, by exercising their registration rights, cause a large number of securities to be registered and sold in the public market, the sales could decrease the market price for our common stock. If we were to include in a company-initiated registration shares held by these holders pursuant to the exercise of their registration rights, these sales may hinder our ability to raise needed capital.

Many corporate actions could be controlled by officers, directors and affiliated entities, if they acted together, regardless of the desire of other investors to pursue an alternative course of action.

     Our   directors,   executive   officers  and  their   affiliated   entities
beneficially own approximately 58% of our outstanding common stock. These stockholders, if they acted together, could exert control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

     Delaware law and our corporate charter and bylaws contain anti-takeover provisions that would delay or discourage take over attempts that stockholders may consider favorable.

     Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

o the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

o the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

o  the establishment of a classified board of directors;

o the ability of the board of directors to issue, without stockholder approval, up to five million shares of preferred stock with terms set by the board of directors which rights could be senior to those of common stock; and

o the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to financial market risks related to interest rates and foreign currency exchange rates. Our investments in commercial paper and debt obligations are subject to interest rate risk, but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value as of December 31, 2000. We had no such investments as of December 31, 1999. We also had debt obligations of $1.0 million and $1.1 million as of December 31, 1998 and 1999, which bore interest on a prime plus fixed basis. We had no debt obligation as of December 31, 2000. We do not hedge any interest rate exposures and a hypothetical change of 10% in interest rates would not have a material impact on the fair market value of these debt obligations. To date, our international sales have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency rate fluctuations related to sales transactions. However, the functional currency of our subsidiary in the United Kingdom is the U.S. dollar and as the local accounts are maintained in British pounds, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations.

Item 8.  Financial Statements and Supplementary Data

                 Index to Consolidated Financial Statements



                                                                                                        Page
 Independent Auditors' Report........................................................................    44
 Consolidated Balance Sheets as of December 31, 1999 and 2000........................................    45
 Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000 .........    46
 Consolidated Statement of Stockholders' Equity and Comprehensive Loss for the Years ended
  December 31, 1998, 1999 and 2000...................................................................    47
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000..........    49
 Notes to the Consolidated Financial Statements......................................................    50


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of VINA Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of VINA Technologies, Inc. and its subsidiaries (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VINA Technologies, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California
January 22, 2001 (February 28, 2001 as to Note 13)

                             VINA TECHNOLOGIES, INC.
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                                          December 31,
                                                                                  ------------------------
                                                                                       1999         2000
                                                                                       ----         ----
ASSETS
Current assets:
  Cash and cash equivalents ....................................................   $   2,568    $   7,740
  Short-term investments .......................................................          --       36,759
  Accounts receivable, net of allowance of $221 in 1999 and $335 in 2000 .......       2,469        5,243
  Inventories ..................................................................          96        1,973
  Prepaid expenses and other ...................................................         166        2,649
                                                                                   ---------    ---------
      Total current assets .....................................................       5,299       54,364
Property and equipment, net ....................................................       1,356        4,096
Other assets ...................................................................          18           76
                                                                                   ---------    ---------
      Total assets .............................................................   $   6,673    $  58,536
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................   $   3,521    $   8,536
  Accrued compensation and related benefits ....................................         891        2,588
  Accrued warranty .............................................................         449          686
  Other current liabilities ....................................................         410        1,897
  Current portion of long-term debt ............................................         520           --
                                                                                   ---------    ---------
      Total current liabilities ................................................       5,791       13,707
                                                                                   ---------    ---------
Long-term debt .................................................................         534           --
                                                                                   ---------    ---------

Commitments and Contingencies (Note 6)

Stockholders' equity:
  Convertible  preferred  stock;  $0.0001 par value;  shares  authorized:
   1999, 15,000,000; 2000, 5,000,000; aggregate liquidation preference of $24,993 in 1999:
    Series A, B, C and D; aggregate shares issued and outstanding: 1999,
     14,290,517; 2000, none ....................................................           1           --
  Common stock; $0.0001 par value; shares authorized:  1999, 35,000,000;
    2000, 125,000,000; shares outstanding: 1999, 8,746,081; 2000, 32,546,845 ...           1            3
  Additional paid-in capital ...................................................      44,081      144,708
  Deferred stock compensation ..................................................     (13,523)     (26,386)
  Accumulated deficit ..........................................................     (30,212)     (73,544)
  Accumulated other comprehensive income .......................................          --           48
                                                                                   ---------    ---------

      Total stockholders' equity ...............................................         348       44,829

                                                                                   ---------    ---------
      Total liabilities and stockholders' equity ...............................   $   6,673    $  58,536
                                                                                   =========    =========


                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)



                                                        Years Ended
                                                        December 31,
                                               ---------------------------------
                                                   1998       1999        2000
                                                  -----       -----      -----

Net revenue .................................   $  4,393    $ 12,700    $ 32,078
Cost of revenue
  (excluding stock-based compensation) ......      2,054       7,713      19,240
                                                --------    --------    --------
Gross profit
  (excluding stock-based compensation) ......      2,339       4,987      12,838
                                                --------    --------    --------
Costs and expenses:
  Research and development
    (excluding stock-based compensation) ....      4,174       6,690      12,609
  Selling, general and administrative
    (excluding stock-based compensation) ....      6,414      10,881      21,124
  Stock-based compensation* .................        154       4,715      24,169
                                                --------    --------    --------
      Total costs and expenses ..............     10,742      22,286      57,902
                                                --------    --------    --------
Loss from operations ........................     (8,403)    (17,299)    (45,064)
Interest income .............................        493         355       1,757
Interest expense ............................        (80)       (132)        (25)
                                                --------    --------    --------
Net loss ....................................   ($ 7,990)   ($17,076)   ($43,332)
                                                ========    ========    ========

Net loss per share, basic and diluted .......   ($  2.63)   ($  3.30)   ($  2.63)
                                                ========    ========    ========
Shares used in computation, basic and diluted      3,038       5,169      16,467
                                                ========    ========    ========

---------------------------
*  Stock-based compensation:
      Cost of revenue .......................   $      2    $    152    $  1,855
      Research and development ..............         78       1,098       7,985
      Selling, general and administrative ...         74       3,465      14,329
                                                --------    --------    --------
                                                $    154    $  4,715    $ 24,169
                                                ========    ========    ========





                 See notes to consolidated financial statements

                            VINA TECHNOLOGIES, INC.
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                      (In thousands, except share amounts)





                                                  Convertible
                                               Preferred Stock            Common Stock        Additional                  Deferred
                                               ---------------            ------------         Paid-In    Subscription     Stock
                                             Shares        Amount     Shares        Amount     Capital     Receivable  Compensation
                                             ------        ------     ------        ------     -------     ----------  ------------

Balances, January 1, 1998...............   10,500,000     $       1   6,173,450    $      1    $  8,498     $      --   $      (121)

Comprehensive loss:
   Net loss ............................           --            --          --          --          --            --            --
Exercise of stock options ..............           --            --     608,468          --         187            --            --
Repurchase of common stock .............           --            --    (100,000)         --         (12)           --            --
Sale of Series C convertible preferred
  stock (net of issuance costs of $655).    3,000,000            --          --          --      11,345            --            --
Sale of Series D convertible preferred .
  stock (net of issuance costs of $21)..      779,771            --          --          --       4,657            --            --
Subscription receivable ................           --            --          --          --          --           (25)           --
Deferred stock compensation ............           --            --          --          --         394            --          (394)
Amortization of deferred stock
  compensation .........................           --            --          --          --          --            --           154
                                           ----------------------------------------------------------------------------------------
Balances, December 31, 1998.............   14,279,771             1   6,681,918           1      25,069           (25)         (361)
Comprehensive loss:
   Net loss ............................           --            --          --          --          --            --            --
Exercise of stock options ..............           --            --   1,608,497          --         608            --            --
Repurchase of common stock .............           --            --    (344,334)         --         (18)           --            --
Sale of common stock ...................           --            --     800,000          --         480            --            --
Sale of Series D convertible preferred
  stock.................................       10,746            --          --          --          65            --            --
Receipt of subscription receivable......           --            --          --          --          --            25            --
Issuance of non-employee stock options
  for services.......... ...............           --            --          --          --          99            --            --
Deferred stock compensation ............           --            --          --          --      17,778            --       (17,778)
Amortization of deferred stock
  compensation .........................           --            --          --          --          --            --         4,616
                                           ----------------------------------------------------------------------------------------
Balances, December 31, 1999.............   14,290,517             1   8,746,081           1      44,081            --       (13,523)
Comprehensive loss:
   Net loss ............................           --            --         --           --          --            --            --
   Other comprehensive
     income, net of tax:
   Unrealized gain on available-for-
     sale investments...................           --            --          --          --          --            --            --
     Comprehensive loss ................           --            --          --          --          --            --            --
Exercise of stock options ..............           --            --   3,081,973          --       3,573            --            --
Repurchase of common stock .............           --            --    (425,866)         --        (231)           --            --
Sale of Series E convertible preferred
  stock (net of issuance of costs of $8)    3,404,140             1          --          --      23,820            --            --
Issuance of common stock (net of
  issuance costs of $4,967).............           --            --   3,450,000          --      36,433            --            --
Issuance of non-employee stock option
  for services .........................           --            --         --           --         635            --            --
Conversion of convertible preferred
  stock ................................  (17,694,657)           (2) 17,694,657           2          --            --            --
Deferred stock compensation ............           --            --          --          --      36,397            --       (36,397)
Amortization of deferred stock
  compensation..........................           --            --          --          --          --            --        23,534
                                           ----------------------------------------------------------------------------------------
Balances, December 31, 2000.............           --     $      --  32,546,845    $      3   $ 144,708    $       --     $ (26,386)
                                           ========================================================================================



                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                      (In thousands, except share amounts)






                                                           Accumulated
                                                              Other
                                             Accumulated   Comprehensive    Stockholders'  Comprehensive
                                               Deficit        Income          Equity           Loss
                                               -------        ------          ------           ----

Balances, January 1, 1998...............      $  (5,146)           --       $   3,233
Comprehensive loss:
   Net loss ............................         (7,990)           --          (7,990)      $ (7,990)
                                                                                             ========
Exercise of stock options ..............             --            --             187
Repurchase of common stock .............             --            --             (12)
Sale of Series C convertible preferred
  stock (net of issuance costs of $655).             --            --          11,345

Sale of Series D convertible preferred
   stock (net of issuance costs of $21).             --            --           4,657
Subscription receivable ................             --            --             (25)
Deferred stock compensation ............             --            --              --
Amortization of deferred stock
   compensation ........................             --            --             154
                                          ----------------------------------------------------

Balances, December 31, 1998.............        (13,136)           --          11,549
Comprehensive loss:
   Net loss ............................        (17,076)           --         (17,076)      $(17,076)
                                                                                            =========
Exercise of stock options ..............             --            --             608
Repurchase of common stock .............             --            --             (18)
Sale of common stock ...................             --            --             480
Sale of Series D convertible preferred
   stock................................             --            --              65
Receipt of subscription receivable......             --            --              25
Issuance of non-employee stock
   options for service ...............               --            --              99
Deferred stock compensation ............             --            --              --
Amortization of deferred
   stock compensation...................             --            --           4,616
                                          ----------------------------------------------------

Balances, December 31, 1999.............        (30,212)           --             348
Comprehensive loss:
   Net loss ............................        (43,332)           --         (43,332)      $(43,332)
   Other comprehensive
     income, net of tax:
   Unrealized gain on available-for-
     sale investments...................             --            48              48             48

     Comprehensive loss ................             --            --              --       $(43,284)
                                                                                            =========
Exercise of stock options ..............             --            --           3,573
Repurchase of common stock .............             --            --            (231)
Sale of Series E convertible preferred
   stock (net of issuance costs of $8)..             --            --          23,821
Issuance of common stock (net of
   (issuance costs of $4,967)...........             --            --          36,433
Issuance of non-employee stock
   options for services.................             --            --             635
Conversion of convertible preferred
   stock................................             --            --              --
Deferred stock compensation ............             --            --              --
Amortization of deferred stock
   compensation.........................             --            --          23,534
                                        ------------------------------------------------------
Balances, December 31, 2000.............     $  (73,544)           48       $  44,829
                                        ======================================================

                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                              Years Ended December 31,
                                                                           -------------------------------
                                                                            1998        1999       2000
                                                                            ----        ----       ----

Cash flows from operating activities:
  Net loss ...........................................................   $ (7,990)   $(17,076)   $(43,332)
  Reconciliation of net loss to net cash used in operating activities:
     Depreciation and amortization ...................................        299         640       1,042
     Stock-based compensation ........................................        154       4,715      24,169
     Accrued interest income on investments ..........................         --          --      (1,180)
     Changes in operating assets and liabilities:
        Accounts receivable ..........................................     (1,592)       (852)     (2,774)
        Inventories ..................................................        126         (88)     (1,877)
        Prepaid expenses and other ...................................       (243)        160      (2,483)
        Other assets .................................................        (42)         70         (58)
        Accounts payable .............................................        458       2,657       5,015
        Accrued compensation and related benefits ....................        303         441       1,697
        Accrued warranty .............................................        135         297         237
        Other current liabilities ....................................        313         (26)      1,455
                                                                           ------      ------     -------
           Net cash used in operating activities .....................     (8,079)     (9,062)    (18,089)
                                                                           ------      ------     -------

Cash flows from investing activities:
  Purchases of property and equipment ................................       (666)       (938)     (3,782)
  Purchases of short-term investments ................................     (6,004)     (3,994)    (50,499)
  Proceeds from sales/maturities of short-term investments ...........      2,000       7,998      15,000
                                                                           ------       -----     -------
          Net cash provided by (used in) investing activities ........     (4,670)      3,066     (39,281)
                                                                           ------       -----     -------

Cash flows from financing activities:
  Net proceeds from sale of convertible preferred stock ..............     15,977          90      23,821
  Net proceeds from sale of common stock .............................         --         480      36,433
  Proceeds from exercise of stock options ............................        187         608       3,573
  Repurchase of common stock .........................................        (12)        (18)       (231)
  Proceeds from issuance of long-term debt ...........................        666         464         375
  Repayments of long-term debt .......................................       (257)       (415)     (1,429)
                                                                           ------       -----      ------
         Net cash provided by financing activities ...................     16,561       1,209      62,542
                                                                           ------       -----      ------

Net change in cash and cash equivalents ..............................      3,812      (4,787)      5,172
Cash and cash equivalents, Beginning of year .........................      3,543       7,355       2,568
                                                                           ------      ------      ------
Cash and cash equivalents, End of year ...............................     $7,355      $2,568      $7,740
                                                                           ======      ======      ======
Noncash investing and financing activities:
     Deferred stock compensation......................................     $  394     $17,778     $36,397
                                                                           ======     =======     =======
     Conversion of convertible preferred stock into common stock......     $   --     $    --     $     2
                                                                           ======     =======     =======
     Unrealized gain on available-for-sale investments                     $   --     $    --     $    80
                                                                           ======     =======     =======

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                   $   78     $   103     $    64
                                                                           ======     =======     =======


                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1999 and 2000

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business -- VINA Technologies, Inc. (the Company), incorporated in June 1996, designs, develops, markets and sells multiservice broadband access communications equipment that enables telecommunications service providers to deliver bundled voice and data services. The Company has incurred significant losses since inception and expects that net losses and negative cash flows from operations will continue for the foreseeable future.

     Basis of Presentation -- The consolidated financial statements include the accounts of VINA Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications -- Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows for any of the periods presented.

     Certain Significant Risks and Uncertainties -- Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company only invests its cash in highly liquid and high investment grade instruments. The Company sells its products to distributors and end users primarily in the United States and generally does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition and maintains allowances for estimated potential bad debt losses.

     The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future consolidated financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in the overall demand for products offered by the Company; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risk associated with changes in domestic and international economic and/or political conditions or regulations; changes in third party manufacturers; changes in suppliers; availability of necessary product components; the Company's ability to obtain additional capital to support operations; the Company's ability to integrate acquired businesses and the Company's ability to attract and retain employees necessary to support its growth.

     Certain components and subassemblies used in the Company's products are purchased from a sole supplier or a limited group of suppliers. In addition, the Company outsources the production and manufacture of its access integration devices to a sole turnkey manufacturer. Any manufacturing disruption, shortage of supply of products or components, or the inability of the Company to procure products or components from alternative sources on acceptable terms could have a material adverse effect on the Company's business, consolidated financial condition and results of operations.

     Cash Equivalents -- The Company classifies all investments in highly liquid debt instruments with maturities at the date of purchase of three months or less as cash equivalents.

     Short-Term Investments -- Short-term investments consist of various instruments with investment grade credit ratings. All of the Company's short-term investments are classified as "available-for-sale" based on the Company's intended use and are stated at fair market value based on quoted market prices. The difference between amortized cost and fair value representing unrealized holding gains or losses is recorded as a component of stockholders' equity, net of tax, as accumulated other comprehensive income. Gains and losses on sales are determined on a specific identification basis.

     Fair Value of Financial Instruments -- The Company's financial instruments include cash equivalents and short-term investments. Cash equivalents are stated at cost which approximates fair market value based on quoted market prices. Short-term investments are stated at fair market value based on quoted market prices.

     Inventories -- Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment -- Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful lives of the related assets.

     Long-Lived Assets -- The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows.

     Income Taxes -- The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized.

     Stock-Based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting
Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and to nonemployees using the fair value method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

     Revenue Recognition -- Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For sales to both distributors and end users, this generally occurs at the time of shipment. Net revenues from software upgrades sold to existing customers are also recognized upon shipment. For certain sales to distributors with collection dependent on resale, net revenue recognition occurs upon resale to end users. A provision for estimated sales returns and warranty costs is recorded at the time the product net revenue is recognized.

     The Company applies Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended, which requires, among other things, net revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements when vendor specific objective evidence of the fair value of undelivered elements exists.

     Research and Development -- Costs incurred in research and development are charged to operations as incurred.

     Foreign Currency -- The functional currency of the Company's foreign subsidiary is the U.S. dollar. Transaction and remeasurement gains and losses were not significant for any of the periods presented.

     Net Loss per Share -- Basic earnings per share (EPS) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period excluding the weighted average common shares subject to repurchase. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive.

     Comprehensive Loss -- In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company reports by major components and as a single total, the change in its net assets during the period from nonowner sources in a consolidated statement of comprehensive loss which has been included with the consolidated statements of stockholders' equity. Accumulated other comprehensive income at December 31, 2000 is comprised entirely of unrealized gains on available-for-sale securities, net of tax.

     New Accounting Standard-- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management has concluded its analysis of the effects of adopting SFAS No. 133 and the adoption will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In  December  1999,  the  Securities  and  Exchange  (SEC)  released  Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarized certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB No. 101 in 2000 had no impact on the Company's financial position, results of operations or cash flows.


2. Short-term Investments

The Company did not hold short-term investments at December 31, 1999. The following table presents the amortized cost and fair value of available-for-sale securities at December 31, 2000 (in thousands):

                             Amortized         Unrealized
                                Cost         Holding Gains        Fair Value
                            ------------- ---------------------  -------------

Corporate debt obligations... $34,781          $    74             $34,855
U.S. Government obligations..   1,898                6               1,904
                              -------          -------             -------
Short-term investments .....  $36,679          $    80             $36,759
                              =======          =======             =======

     Available-for-sale debt securities are classified as current assets as all maturities are within one year.

  3.  INVENTORIES

         Inventories consist of the following (in thousands):

                                    December 31,
                                    ------------
                                   1999     2000
                                   ----     ----

Raw materials and subassemblies   $   48   $1,034
Finished goods ................       48      939
                                  ------   ------
Inventories ...................   $   96   $1,973
                                  ======   ======


  4.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                December 31,
                                                ------------
                                              1999       2000
                                              ----       ----

Computer equipment and software .........   $   915    $ 1,754
Machinery and equipment .................     1,227      2,762
Furniture and fixtures ..................       180        890
Leasehold improvements ..................       115        626
                                            -------    -------
                                              2,437      6,032
Accumulated depreciation and amortization    (1,081)    (1,936)
                                            -------    -------
Property and equipment, net .............   $ 1,356    $ 4,096
                                            =======    =======

  5.  LONG-TERM DEBT

     Long-term debt at December 31, 1999 consists of the following (in thousands):


Capital expenditure term loan due June 2001.....  $     401
1998 capital expenditure facility...............        653
                                                  ---------
Total debt......................................      1,054
Current portion of long-term debt...............       (520)
                                                  ---------
Long-term debt..................................  $     534
                                                  =========

     Outstanding borrowings under debt obligations at December 31, 1999 were utilized to finance purchases of capital equipment and were paid in their entirety in 2000. The company did not have debt obligations at December 31, 2000.

  6.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space under various noncancelable operating leases that expire through 2007. The Company has an option to renew the primary facility lease for an additional five years at the then current market rent. Future obligations under the Company's leases are as follows (in thousands):

         Year Ending December 31:
                2001............................     $     821
                2002............................           850
                2003............................           880
                2004............................           911
                2005............................           943
                Thereafter......................         1,556
                                                     ---------
                Lease commitments...............     $   5,961
                                                     =========

     Rent expense incurred under the operating leases for 1998, 1999 and 2000 was $298,000, $302,000 and $703,000, respectively.

     The Company records rent expense under noncancelable operating leases using a straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent in the accompanying consolidated balance sheets.

     The high technology and telecommunications industry in which the Company operates is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company is not a party to any such litigation; however any such litigation in the future could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.


  7.  STOCKHOLDERS' EQUITY

Public Offering

     In August 2000, the Company completed its initial public offering of 3,450,000 shares of common stock at $12.00 per share, for net proceeds of $36,433,000.

     Convertible Preferred Stock

     In 1998, the Company issued 3,000,000 shares of Series C convertible preferred stock at $4.00 per share resulting in net proceeds of $11,345,000 and 775,604 shares of Series D convertible preferred stock at $6.00 per share resulting in net proceeds of $4,632,000. The Company issued an additional 4,167 shares of Series D convertible preferred stock at $6.00 per share, for which the proceeds were not payable until 1999, and accordingly, the Company established a $25,000 subscription receivable at December 31, 1998.

     In 1999, the Company issued an additional 10,746 shares of Series D convertible preferred stock at $6.00 per share resulting in proceeds of $65,000.

     In 2000, the Company issued 3,404,140 shares of Series E convertible preferred stock at $7.00 per share resulting in net proceeds of $23,821,000.

     Upon completion of the initial public offering, 7,500,000 convertible preferred shares of Series A, 3,000,000 convertible preferred shares of Series B, 3,000,000 convertible preferred shares of Series C, 790,517 convertible preferred shares of Series D and 3,404,140 convertible preferred shares of Series E were converted into common stock on a one-to-one basis, resulting in the issuance of 17,694,657 shares of common stock to the then convertible preferred stockholders.

     Common Stock

     Common stock issued under certain stock purchase agreements and stock option plan exercises is subject to repurchase by the Company. The number of shares subject to repurchase is generally reduced over a four-year vesting period. At December 31, 1999 and 2000, 2,320,548 and 1,859,680 shares were subject to repurchase, respectively.

     Net Loss Per Share

     The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):

                                                     Years Ended December 31,
                                                -------------------------------
                                                  1998       1999      2000
                                                  ----       ----      ----

Weighted average common shares
     outstanding ............................     6,417      7,728     18,927
Weighted average common shares outstanding
    subject to repurchase ...................    (3,379)    (2,559)    (2,460)
                                                 ------     ------     ------
Shares used in computation, basic and diluted     3,038      5,169     16,467
                                                  =====      =====     ======

     During all periods presented, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at: December 31, 1998, 14,279,771 shares of convertible preferred stock, 2,724,157 shares of common stock subject to repurchase and options to purchase 5,191,511 shares of common stock; December 31, 1999, 14,290,517 shares of convertible preferred stock, 2,320,548 shares of common stock subject to repurchase and options to purchase 7,540,482 shares of common stock; December 31, 2000, 1,859,680 shares of common stock subject to repurchase and options to purchase 10,692,788 shares of common stock.

Stock Plans

     Under the Company's stock plans adopted in 1996 and 1998, the Company could grant options to purchase or directly issue up to 18,816,800 shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair market value at the date of grant for nonstatutory stock options. These options generally expire ten years from the date of grant and are immediately exercisable. The Company has a right to repurchase (at the option exercise price) common stock issued under option exercises for unvested shares. The right of repurchase generally expires 25% after the first 12 months from the date of grant and then ratably over a 36-month period.

     In July 2000, the Company adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan serves as the successor equity incentive program to the Company's 1996 Stock Option/Stock Issuance Plan and the 1998 Stock Incentive Plan, as amended (the Predecessor Plans). Options outstanding under the Predecessor Plans on July 11, 2000 (9,071,061 shares) were incorporated into the 2000 Stock Incentive Plan. Such incorporated options continue to be governed by their existing terms. Under the 2000 Stock Incentive Plan, the Company is authorized to provide awards in the form of restricted shares, stock units, options or stock appreciation rights. The number of shares reserved under this plan was 6,000,000 shares which can be increased up to an additional 4,000,000 for repurchases of unvested common shares issued under the Predecessor Plans. The share reserve is automatically increased on January 1 of each calendar year, beginning in 2001, by an amount equal to the lesser of: (i) 2,500,000 shares;
(ii) 4% of the outstanding shares of stock of the Company on such date; or (iii) a lesser amount determined by the Company's Board of Directors.

         Under the 2000 Stock Incentive Plan, the Company may grant options to purchase or directly issue common stock to employees, outside directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than par value at the date of grant for nonstatutory stock options. These options generally expire ten years from the date of grant and are generally immediately exercisable. The Company has a right to repurchase (at the option exercise price) common stock issued under option exercises for unvested shares. The right of repurchase generally expires 25% after the first 12 months from the date of grant and then ratably over a 36-month period. Settlement and vesting terms for awards of restricted stock, stock appreciation rights, and stock units are governed by individual agreements. There were no awards of restricted stock, stock appreciation rights or stock units in 2000.

Stock option activity under the stock plans is summarized as follows:


                                                                                          OUTSTANDING OPTIONS
                                                                                   ----------------------------------

                                                                                                          WEIGHTED
                                                                      SHARES                               AVERAGE
                                                                    AVAILABLE           NUMBER            EXERCISE
                                                                    FOR GRANT         OF SHARES             PRICE
                                                                  ---------------    -------------     ----------------

Balances at January 1, 1998 (1,584 shares vested at a weighted
   average exercise price of $0.13 per hare) .................     2,098,400          2,101,400            $  0.19
Reserved .....................................................     3,000,000                 --                 --
Granted (weighted average fair value of $0.17 per share) .....    (3,989,579)         3,989,579               0.41
Canceled .....................................................       291,000           (291,000)              0.33
Repurchased ..................................................       100,000                 --                 --
Exercised ....................................................          --             (608,468)              0.31
                                                                  ----------          ---------

Balances at December 31, 1998 (666,807 shares vested at a
   weighted average exercise price of $0.19 per share)........     1,499,821          5,191,511               0.34
Reserved .....................................................     3,000,000                 --                 --
Granted (weighted average fair value of $3.58 per share) .....    (4,411,500)         4,411,500               0.88
Canceled .....................................................       454,032           (454,032)              0.42
Repurchased ..................................................        71,625                 --                 --
Exercised ....................................................            --         (1,608,497)              0.38
                                                                  ----------         ----------

Balances at December 31, 1999 (1,163,408 shares vested at a
   weighted average exercise price of $0.33 per share) .......       613,978          7,540,482               0.64
Reserved .....................................................    10,700,000                 --                 --
Granted (weighted average fair value of $6.53 per share) .....    (7,555,391)         7,555,391               3.47
Canceled .....................................................     1,321,112         (1,321,112)              1.58
Repurchased ..................................................       361,699                 --                 --
Exercised ....................................................            --         (3,081,973)              1.16
                                                                  ----------         ----------
Balances at December 31, 2000 ................................     5,441,398         10,692,788            $  2.37
                                                                  ----------         ----------





Additional information regarding options outstanding at December 31, 2000 is as follows:

                                          OPTIONS OUTSTANDING                                VESTED OPTIONS
                          -----------------------------------------------------     ---------------------------------


                                         WEIGHTED
                                         AVERAGE           WEIGHTED                                         WEIGHTED
                                        REMAINING          AVERAGE                                          AVERAGE
    RANGE OF                NUMBER     CONTRACTUAL         EXERCISE                     NUMBER              EXERCISE
 EXERCISE PRICES         OUTSTANDING   LIFE (YEARS)         PRICE                       VESTED                PRICE
 --------------          -----------   -----------         -------                      ------              -------
$0.13 - $0.25               766,692         6.9             $ 0.22                      409,513               $0.21
$0.40 - $1.00             5,598,596         8.5               0.86                    1,021,449                0.70
$2.00 - $5.00             1,937,250         9.3               2.89                       22,500                3.11
$5.63 - $6.50             2,356,250         9.7               6.02                        9,937                6.42
$16.50                       34,000         9.7              16.50                            -                   -
                          ---------                                                   ---------

$0.13 - $16.50           10,692,788         8.8             $ 2.37                    1,463,399               $0.64
                         ==========                                                   =========


Employee Stock Purchase Plan

     In July 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the ESPP). Under the ESPP, eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods. The initial purchase period commenced upon the initial public offering of the Company's common stock in August 2000 and ends on January 31, 2001. Offering periods, other than the initial offering period, commence on February 1 and August 1 of each year.

     One million shares of common stock are reserved for issuance under the Plan and will be increased on the first day of each fiscal year, commencing 2001, by the lesser of: (a) 80,000 shares; (b) 1% of the Company's outstanding common stock on the day of the increase; or (c) a lesser number of shares determined by the Company's Board of Directors. At December 31, 2000 $520,427 had been contributed by employees that will be used to purchase shares in 2001.


Deferred Stock Compensation

     As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company records deferred stock compensation equal to the difference between the grant price and deemed fair value of the Company's common stock on the date of grant. Such deferred stock compensation aggregated $394,000, $15,114,000 and $36,397,000 in 1998, 1999 and 2000, respectively, and is being amortized to expense over the vesting period of the options, generally four years, using a multiple option award valuation approach, which results in accelerated amortization of the expense. Amortization of deferred stock compensation was $154,000, $4,616,000 and $23,534,000 in 1998, 1999, and 2000
respectively.


     During 1998, the Company issued nonstatutory options to nonemployees for the purchase of 104,958 shares of common stock at a weighted average exercise price of $0.40 per share. The fair value of such awards was not significant and such shares were fully vested as of December 31, 1999.

     In 1999, the Company issued 800,000 shares of common stock to a director at $0.60 per share resulting in proceeds of $480,000. The Company has a right of repurchase on such shares at the original issuance price upon termination of employment. The right of repurchase expires over four years with certain predefined events triggering accelerated vesting. The Company recorded $2,664,000 of deferred stock compensation equal to the difference between the purchase price and deemed fair value of the Company's common stock on the date of issuance. Such deferred stock compensation is amortized to expense over the vesting period using a multiple award option valuation approach.

     During 1999 and 2000, the Company issued nonstatutory options to nonemployees for the purchase of 23,000 and 115,141 shares of common stock at weighted average exercise prices of $0.84 and $3.39 per share, respectively. Such options were issued for services provided by the nonemployees and were immediately vested and exercisable. Accordingly, the Company recorded the $99,000 and $635,000 fair values of such awards (using the Black-Scholes option pricing model), respectively, as stock-based compensation which was expensed on the date of grant.

Additional Stock Plan Information

     Since the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123 requires the disclosure of pro forma net income (loss) and EPS had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. The Company's calculations were made using the Black-Scholes option pricing model which requires subjective assumptions, including expected time to exercise and future stock price volatility, which greatly affects the calculated values. The following weighted average assumptions were used to calculate the fair value of employee awards under the Company's options plans: expected life, 3.4 years in 1998, 3.1 years in 1999 and 3.2 years in 2000; volatility, 0% in 1998 and 1999 and a weighted average of 29% in 2000; risk free interest rate, 6% in 1998 and 1999 and 6.4% in 2000; and no dividends during the expected term. The Company's calculations are based on a multiple option award valuation and amortization approach, which results in accelerated amortization of the expense. Forfeitures are recognized as they occur. If the computed fair values of the employee awards had been amortized to expense over the vesting period of the awards, the Company's pro forma net loss would have been $8,083,000 ($2.66 per share, basic and diluted) in 1998, $17,365,000 ($3.36 per share, basic and diluted) in 1999 and $44,224
($2.69 per share, basic and diluted) in 2000.


   8.     INCOME TAXES

     The Company recorded no income tax benefit or provision in any of the periods presented. The difference between the recorded amount is reconciled to the federal statutory rate as follows (in thousands):

                                          1998        1999         2000
                                       ---------   --------    ---------

Federal statutory tax benefit at 35%   $ (2,797)   $ (5,977)   $(15,166)
State tax benefit ..................       (459)       (981)     (2,490)
Research & development credits .....       (249)       (391)       (774)
Nondeductible stock compensation....         63       1,921       9,848
Change in valuation allowance.......      3,267       5,124       8,973
Other ..............................        175         304        (391)
                                       --------    --------    --------
Income taxes .......................   $    --     $     --    $     --
                                       ========    ========    ========


     The components of net deferred tax assets are as follows (in thousands):

                                                        December 31,
                                                   ---------------------
                                                      1999     2000
                                                      ----     ----

Deferred tax assets:
   Accruals and reserves not currently deductible   $   403   $ 1,145
   Net operating loss carryforwards .............     9,103    15,671
   Tax credit carryforwards .....................     1,138     2,233
   Other ........................................        75       643
                                                    -------   -------
                                                     10,719    19,692
Valuation allowance .............................   (10,719)  (19,692)
                                                    -------   -------

Net deferred tax assets .........................   $    --   $    --
                                                    =======   =======

     The net $8,973,000 increase in the valuation allowance in 2000 was primarily the result of increased net operating losses and tax credit carryforwards generated during the year which the Company provided a full valuation against based on the Company's evaluation of the likelihood of realization of future tax benefits resulting from deferred tax assets.

     As of December 31, 2000, the Company had $32,000 of deferred tax liabilities resulting from unrealized gains on available-for-sale investments which were included in other current liabilities. There were no deferred tax liabilities at December 31, 1999.

     As of December 31, 2000, the Company had available for carryforward net operating losses for federal and state income tax purposes of $40,811,000 and $26,518,000, respectively. Net operating losses of $734,000 for federal and state tax purposes attributable to the tax benefit relating to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options are excluded from the components of deferred income tax assets. The tax benefit associated with this net operating loss will be recorded as an adjustment to stockholders' equity when the Company generates taxable income. Federal net operating loss carryforwards will expire, if not utilized, in 2011 through 2020. State net operating loss carryforwards will expire, if not utilized, in 2003 through 2005.

     As of December 31, 2000, the Company had available for carryforward research and experimentation tax credits for federal and state income tax purposes of $1,118,000 and $905,000, respectively. Federal research and experimentation tax credit carryforwards expire in 2011 through 2020. The Company also had $210,000 in California manufacturers investment credits.

     Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership change. Such a limitation could result in the expiration of carryforwards before they are utilized.

  9.     CUSTOMER CONCENTRATIONS

     The following table summarizes net revenue and accounts receivable for customers which accounted for 10% or more of accounts receivable or net revenue:

                          Accounts Receivable              Net Revenue
                          ------------------      ----------------------------
                              December 31,           Years Ended December 31,
                          ------------------      ----------------------------

       CUSTOMER             1999      2000         1998     1999       2000
       --------             ----      ----         ----     ----       ----
A  ................          -          -           57%       -         -
B  ................         43%        16%          17%      46%       31%
C  ................         33%        19%           -        -         -
D  ................         12%         -            -        -         -
E  ................          -          -            -        -        16%
F  ................          -         46%           -        -        13%


  10.    EMPLOYEE BENEFIT PLAN

     During 1998, the Company sponsored a simple individual retirement account plan (SEP IRA) and made discretionary contributions of $39,000. The SEP IRA plan was replaced, effective January 1, 1999, with a 401(k) tax deferred savings plan to provide for retirement of employees meeting certain eligibility requirements. Employee contributions are limited to 20% of their annual compensation subject to IRS annual limitations. The Company may make contributions at the discretion of the Board of Directors. There were no discretionary employer contributions to the 401(k) plan in 1999 or 2000.

  11.    SEGMENT INFORMATION

     As defined by the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company operates in one reportable segment: the design, development, marketing and sale of multiservice broadband access telecommunications equipment. International sales were insignificant for all periods presented. The Company's chief operating decision maker is its chief executive officer.

12.      SELECTED CONSOLIDATED QUARTERLY FINANCIAL RESULTS (Unaudited)

     The following tables set forth selected unaudited quarterly results of operations for the years ended December 31, 1999 and 2000 (in thousands, except per share amounts):



                                                                        Quarter Ended
                                    -------------------------------------------------------------------------------------
                                    Mar. 31,   June 30,   Sept. 30,  Dec. 31,   Mar. 31,   June 30,   Sept. 30,  Dec. 31,
                                      1999       1999       1999       1999       2000       2000       2000       2000
                                    -------    -------     -------   -------    -------    -------    --------   --------
Net revenue ......................  $ 2,903    $ 2,771     $ 2,992   $ 4,034    $ 5,187    $ 6,869    $ 9,174    $ 10,848

Gross profit (excluding
   stock-based compensation)......    1,417      1,479         815     1,276      1,948      2,649      3,723       4,518

Loss from operations .............   (2,057)    (2,895)     (5,095)   (7,252)    (7,931)   (11,923)   (12,927)    (12,283)
Net loss .........................   (1,966)    (2,818)     (5,045)   (7,247)    (7,805)   (11,653)   (12,442)    (11,432)
     Net loss per share, basic and
         diluted .................  $ (0.46)   $ (0.59)    $ (0.91)  $ (1.18)   $ (1.12)   $ (1.50)   $ (0.60)   $  (0.37)
     Shares used in computation,
         basic and diluted........    4,270      4,768       5,520     6,118      6,958      7,794     20,571      30,545


  13.     SUBSEQUENT EVENT

     On February 27, 2001, we acquired Woodwind Communications Systems, Inc. ("Woodwind"), a provider of voice-over-broadband network edge access solutions. The aggregate acquisition price consisted of approximately 4.1 million shares of VINA common stock, $7.5 million in cash and the assumption of all outstanding Woodwind options to purchase approximately 1.4 million shares of common stock. The transaction will be accounted for as a purchase.



Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item (with respect to identification of directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K) is incorporated by reference from the information under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders to be held on May 22, 2001 (the "Proxy Statement"). For information with respect to the executive officers of the Company, see "Executive Officers" at the end of
Part I of this report.

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors -- Compensation of Directors," and "Executive Compensation" contained in the Company's Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" contained in the Company's Proxy Statement

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as part of this report:

         (1)      Consolidated Financial Statements

     Reference is made to the Index to Consolidated Financial Statements of VINA Technologies, Inc., under Item 8 of Part II hereof.

         (2)      Consolidated Financial Statement Schedule

     The following consolidated financial statement schedule is filed as part of this registration statement and should be read in conjunction with the consolidated financial statements.

                                                                     Page
                                                                     ----
        Schedule II - Valuation & Qualifying Accounts                 67

     Schedules other than those referred to above have been omitted because they are not applicable or not required or because the information is included elsewhere in the consolidated financial statements or the notes thereto.

         (3)      Exhibits

         See Item 14(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)      Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 2000.




Exhibit
Number                                                  Description of Document
------                                                  -----------------------
2.1      Agreement  and Plan of Merger,  dated as of October 30, 2000,  by and among the Registrant, WCS
         Acquisition  Subsidiary,  Inc. and Woodwind Communications Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 5, 2001 (File No. 000-31903)).
3(i)     Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to
         Exhibit 3(i).2 to the Company's Registration Statement on Form S-1 (File No. 333-36398)).
3(ii)    Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3(ii).2 to the
         Company's Registration Statement on Form S-1 (File No. 333-36398)).
4.1      Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 333-36398)).
4.2      Fourth Amended and Restated Investors' Rights Agreement dated as of January 31, 2000 (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1
         (File No. 333-36398)).
10.1*    1996 Stock Plan and form of agreements thereunder (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 333-36398)).
10.1.2*  Amended and Restated 1998 Stock Plan and form of agreements thereunder (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No.
         333-36398)).
10.1.3*  2000 Employee Stock Purchase Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 333-36398)).
10.1.4*  2000 Stock Incentive Plan (incorporated by reference to the exhibit of the same number to the
         Company's Registration Statement on Form S-1 (File No. 333-36398)).
10.1.5*  Agreement under the 2000 Stock Incentive Plan (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 333-36398)).
10.2+    General Agreement for the Procurement of Products and Service and the Licensing of Software dated
         April 28, 1999 between the Registrant and Lucent Technologies, Inc.(incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No.
         333-36398)).
10.4     Standard NNN Lease dated March 24, 1997 between the Registrant and Limar Realty Corp.
10.5*    Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1
         (File No. 333-36398)).
23.1     Independent Auditors' Consent and Report on Schedule.
24.1     Power of Attorney (see page 66 of this Form 10-K).

--------------------------------------------------------------------------------


     + Confidential treatment has been granted with respect to certain portions of these agreements.

     * Indicates management contract or compensatory plan or arrangement.

(c) Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VINA TECHNOLOGIES, INC.
Date:    March 30, 2001
                                           /s/ STEVEN M. BAUMAN
                                     -------------------------------------------
                                               Steven M. Bauman
                                             Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven M. Bauman and Stanley E. Kazmierczak, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




              Name                                             Title                          Date
              ----                                             -----                          ----

      /s/ STEVEN M. BAUMAN                         President and Chief Executive       March 30, 2001
---------------------------------------------       Officer (Principal Executive
        Steven M. Bauman                               Officer) and Director


   /s/ STANLEY E. KAZMIERCZAK                   (Principal Financial and Accounting    March 30, 2001
                                                             Officer)
---------------------------------------------
     Stanley E. Kazmierczak


      /s/ JEFFREY M. DRAZAN                                  Director                  March 30, 2001
---------------------------------------------
        Jeffrey M. Drazan

       /s/ JOHN F. MALONE                                    Director                  March 30, 2001
---------------------------------------------
         John F. Malone

      /s/ FRANK J. MARSHALL                                  Director                  March 30, 2001
---------------------------------------------
        Frank J. Marshall

      /s/ PHILIP J. QUIGLEY                                  Director                  March 30, 2001
---------------------------------------------
        Philip J. Quigley

       /s/ JOSHUA W. SOSKE                                   Director                  March 30, 2001
---------------------------------------------
         Joshua W. Soske

       /s/ W. MICHAEL WEST                                   Director                  March 30, 2001
---------------------------------------------
         W. Michael West

                             VINA TECHNOLOGIES, INC.

                                   Schedule II
                        Valuation and Qualifying Accounts


                                                                                           Deduction
                                                   Balance at         Charged to           Write-off          Balance at
                                                   Beginning           Cost and                of               End of
                                                   of Period           Expenses             Accounts            Period
                                                   ---------          ----------           ----------         -----------
Allowance for doubtful accounts and sales returns:
Year ended:
   December 31, 2000...........................        $221               $114                  $17                $318
   December 31, 1999...........................         109                131                   19                 221
   December 31, 1998...........................           -                109                    -                 109
Inventory reserves:
   December 31, 2000...........................         $90                $31                  $11                $110
   December 31, 1999...........................           -                 90                    -                  90
   December 31, 1998...........................           -                  -                    -                   -
Accrued warranty:
   December 31, 2000...........................        $449               $393                 $156                $686
   December 31, 1999...........................         152                410                  113                 449
   December 31, 1998...........................          18                185                   51                 152
