Form 10-Q
period 2001-03-31
VINA TECHNOLOGIES INC
filed 2001-05-14
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ______________


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

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 36,825,676 as of March 31, 2001.

                             VINA TECHNOLOGIES, INC.

                                      INDEX


                                                                                                  Page
                                                                                                  ----

PART I:  FINANCIAL INFORMATION

   Item 1 Condensed Consolidated Financial Statements (Unaudited)...................................3

          Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 .........3


          Condensed Consolidated Statements of Operations for the three months ended March 31,
          2000 and 2001 ............................................................................4


          Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
          2000 and 2001 ............................................................................5


          Notes to Condensed Consolidated Financial Statements......................................6


   Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations....9

   Item 3  Quantitative and Qualitative Disclosures About Market Risks.............................20

PART II:  OTHER INFORMATION

   Item 1  Legal Proceedings.......................................................................21


   Item 2  Changes in Securities and Use of Proceeds...............................................21


   Item 6  Exhibits and Reports on Form 8-K........................................................21

   Signatures......................................................................................22



PART I:  FINANCIAL INFORMATION
Item 1   Condensed Consolidated Financial Statements

                             VINA TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
               (in thousands, except share and per share amounts)
                                   (unaudited)



                                                                   December 31,  March 31,
                                                                       2000        2001
                                                                       ----        ----
ASSETS
Current assets:
  Cash and cash equivalents .....................................  $   7,740    $  10,845
  Short-term investments ........................................     36,759       24,625
  Accounts receivable, net ......................................      5,243        7,133
  Inventories ...................................................      1,973        1,687
  Prepaid expenses and other ....................................      2,649        1,910
                                                                   ---------    ---------
      Total current assets ......................................     54,364       46,200
Property and equipment, net .....................................      4,096        4,967
Other assets ....................................................         76          211
Acquired intangibles, net .......................................         --        4,804
Goodwill, net ...................................................         --       34,680
                                                                   ---------    ---------
      Total assets ..............................................  $  58,536    $  90,862
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................  $   8,536    $   9,230
  Accrued compensation and related benefits .....................      2,588        1,523
  Accrued warranty ..............................................        686          718
  Other current liabilities .....................................      1,897        3,999
                                                                   ---------    ---------
      Total current liabilities .................................     13,707       15,470
Deferred income taxes ...........................................         --        1,966
                                                                   ---------    ---------
    Total Liabilities ...........................................     13,707       17,436
                                                                   ---------    ---------

Stockholders' equity:
  Convertible preferred stock; $0.0001 par value; 5,000,000
    shares authorized:
    none issued and outstanding ..................................        --           --
  Common stock; $0.0001 par value; 35,000,000 shares
    authorized;
    shares outstanding: 2000, 32,546,845; 2001, 36,825,676.......          3            4
   Additional paid-in capital ...................................    144,708      185,769
  Deferred stock compensation ...................................    (26,386)     (20,327)
  Accumulated other comprehensive income ........................         48          100
  Accumulated deficit ...........................................    (73,544)     (92,120)
                                                                   ---------    ---------
      Total stockholders' equity ................................     44,829       73,426
                                                                   ---------    ---------
      Total liabilities and stockholders' equity ................  $  58,536    $  90,862
                                                                   =========    =========

            See notes to condensed consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                       Three Months Ended
                                                                          March 31,
                                                                        2000         2001
                                                                        ----         ----

Net revenue ......................................................... $  5,187     $ 11,029
Cost of revenue
  (excluding stock-based compensation) ...............................   3,239        8,246
                                                                      --------     --------
Gross profit
  (excluding stock-based compensation) ...............................   1,948        2,783
                                                                      --------     --------
Costs and expenses:
 Research and development
  (excluding stock-based compensation) ...............................   2,505        4,705
 Selling, general and administrative
  (excluding stock-based compensation) ...............................   3,721        6,511
 Stock-based compensation* ...........................................   3,653        4,844
 In-process research and development .................................      --        5,081
 Amortization of intangible assets ...................................      --          830
                                                                      --------     --------
 Total costs and expenses ...........................................    9,879       21,971
                                                                      --------     --------
Loss from operations ................................................   (7,931)     (19,188)
Interest income, net ................................................      126          612
                                                                      --------     --------
Net loss ............................................................ ($ 7,805)    ($18,576)
                                                                      ========     ========

Net loss per share, basic and diluted ...............................  ($ 1.12)      ($0.60)
                                                                      ========     ========
Shares used in computation basic and diluted ........................    6,957       31,084
                                                                      ========     ========


---------------------------
*Stock-based compensation:
 Cost of revenue ....................................................  $   154     $    359
 Research and development ...........................................    1,160        1,589
 Selling, general and administrative ................................    2,339        2,896
                                                                      --------     --------
                                                                       $ 3,653     $  4,844
                                                                      ========     ========






            See notes to condensed consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                 Condensed Consolidated Statements Of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                              Three Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                                 2000       2001
                                                                                 ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................................   $ (7,805)   $(18,576)
  Reconciliation of net loss to net cash used in operating
    activities:
    Depreciation and amortization .........................................        204       1,446
    Stock-based compensation ..............................................      3,653       4,844
    In-process research and development ...................................         --       5,081
    Provision for inventory order commitment ..............................         --       1,800
  Changes in operating assets and liabilities:
    Accounts receivable ...................................................       (743)     (1,884)
    Inventories ...........................................................          6         630
    Prepaid expenses and other ............................................       (139)      1,222
    Other assets ..........................................................       (100)        (75)
    Accounts payable ......................................................       (218)        138
    Accrued compensation and related benefits .............................         32      (1,609)
    Accrued warranty ......................................................         34          32
    Other current liabilities .............................................         82        (607)
                                                                              --------    --------
     Net cash used in operating activities ................................     (4,994)     (7,558)
                                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .....................................       (532)       (948)
  Acquisition of business, net of cash acquired ...........................         --        (454)
  Purchases of short-term investments .....................................    (12,642)       (550)
  Proceeds from sales/maturities of short-term investments ................         --      12,394
                                                                              --------    --------
     Net cash provided by (used in) investing activities ..................    (13,174)     10,442
                                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of convertible preferred stock ...................     23,821          --
  Proceeds from sale of common stock ......................................        894         721
  Repurchase of common stock ..............................................        (70)       (500)
  Proceeds from issuance of long-term debt ................................         --          --
  Repayments on long-term debt ............................................       (130)         --
                                                                              --------    --------
     Net cash provided by financing activities ............................     24,515         221
                                                                              --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................      6,347       3,105

CASH AND CASH EQUIVALENTS, Beginning of period ............................      2,568       7,740
                                                                              --------    --------
CASH AND CASH EQUIVALENTS, End of period ..................................   $  8,915    $ 10,845
                                                                              ========    ========

            See notes to condensed consolidated financial statements

                             VINA TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

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

Basis of Presentation - The condensed consolidated financial statements include the accounts of VINA Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim accompanying financial information is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, it does not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to VINA's reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000.

Comprehensive loss for the three months ended March 31, 2000 was the same as net loss. Comprehensive loss for the three months ended March 31, 2001 was $18,524,000, and includes net loss as well as $52,000 of net unrealized gain on available for sale investments.

New Accounting Standard - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company generally does not utilize derivative instruments for any purpose and at January 1, 2001 had identified no such instruments. Therefore, the adoption of SFAS No. 133 had no impact on the Company's consolidated financial position, results of operations or cash flows. If in the future the Company had significant derivative instruments the Company would ensure that policies and procedures are put in place to comply with SFAS No. 133.

2. INVENTORIES


   Inventories consist of the following (in thousands):

                                             December 31,      March 31,
                                                2000             2001
                                                ----             ----


       Raw materials and subassemblies.....   $ 1,034         $   871
       Finished goods......................       939             816
                                              -------         -------
       Inventories.........................   $ 1,973         $ 1,687
                                              =======         =======

3. NET LOSS PER SHARE

The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):

                                                 Three months ended
                                                    March 31,
                                                 ------------------
                                                  2000         2001
                                                  ----         ----


  Weighted average common shares outstanding...  9,585       34,173
  Weighted average common shares outstanding
    subject to repurchase...................... (2,628)      (3,089)
                                                ------       ------

Shares used in computation, basic and diluted.   6,957       31,084
                                                ======       ======

During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods.

4. ACQUISITION

On February 27, 2001, the Company completed the acquisition of Woodwind Communications Systems, Inc. (Woodwind), a provider of voice-over-broadband network edge access solutions, based in Germantown, Maryland. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Under the terms of the merger agreement, the Company acquired all outstanding capital stock of Woodwind by paying $7.5 million in cash and issuing approximately 4.15 million shares of Company common stock. The Company assumed Woodwind's outstanding stock options, which, if fully vested and exercised, would result in the issuance of an additional approximately 1.1 million shares of the Company's common stock. The total purchase price as of February 27, 2001 has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Total purchase price:
    Cash Consideration          $ 7,500
    Common Stock                 39,465
    Options Assumed               2,591
    Acquisition Expenses            601
                                -------
                                $50,157
                                =======

Purchase Price Allocation:
    Fair market value of net tangible
    assets acquired at
    February 27, 2001           $  6,728
                                            Economic
                                              Life
                                              ----
Intangible assets acquired:
  Workforce-In-Place               1,236       3
  Tradename                          346       4
  Core technology                  3,022       4
  Current technology                 310       4
  In-process technology            5,081
  Goodwill                        35,400       4
  Deferred tax liabilities        (1,966)
                                 -------
                                 $50,157
                                 =======

VINA recorded a one-time charge of $5.1 million in the first quarter of 2001 for purchased in-process technology related to development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with VINA and Woodwind managements.

The development projects, both the ClariNet and the Piccolo are software intensive network edge products. Both projects are based on the same integrated access gateway ("IAG") platform. ClariNet is capable of providing end users with Centrex like features and can operate as a PBX replacement. In addition, ClariNet scales in multiples of 4, to a total of 12 voice lines, and can be stacked to provide coverage to 24 standard voice lines. Piccolo is a lower cost alternative aimed at offices that do not need a robust feature set for future expansion and provides eight voice ports and one 10/100 Mbps Ethernet port, but retains the distributed central office architecture of the ClariNet.
Additionally, the Company is in the process of enhancing the ClariNet and Piccolo products with next generation software that would give the products voice over internet protocol ("VoIP") capabilities as well as ATM enhancements, enhanced reliability and new features. Development of ClariNet and Piccolo will utilize the same software platform. At the time of acquisition, estimated costs to complete the development of both products was expected to be an additional $1.1 million. Management expects that products being developed will become available for sale in fiscal 2001; however, no assurances can be given. VINA will begin to benefit from the acquired research and development related to these products once it begins shipping. Costs incurred on the projects after the acquisition date through March 31, 2001 is approximately $250,000. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition or results of operations.

Significant assumptions have been used to determine the value of in-process technology, including the following. First, an income approach that focuses on the income producing capability of the acquired technology, and best represents the present value of the future economic benefits which we expected to derive from them. Second, we forecast net cash flows that we expected might result from the development effort, using projections prepared by VINA's management. Third, a discount rate of 25% was used, based upon the estimated weighted average rate of return for Woodwind, which is consistent with the implied transaction discount rate. Fourth, we added a premium of 35% for the in-process technology to reflect the additional risk of the in-process technology.

In accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," the Company recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options assumed in the acquisition as deferred stock compensation. Such deferred stock compensation, which aggregated $588,000, is recorded as a separate component of stockholders' equity and will be amortized over the vesting term of related options. For the quarter ended March 31, 2001, $14,000 of compensation expense related to these awards was recorded in the accompanying condensed consolidated statement of operations.

Pro Forma Financial Results

The following selected unaudited pro forma combined results of operations for the three months ended March 31, 2000 and 2001 of VINA and Woodwind have been prepared assuming that the acquisitions occurred at the beginning of the periods presented. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                        Three Month Ended
                                                            March 31,
                                                       2000           2001
                                                       ----           ----
Net revenue                                         $  5 ,235      $  11,031
Net loss                                            $ (11,534)     $ (24,155)
Net loss per share                                  $   (1.04)     $   (0.69)
Shares used in calculation of net loss per share       11,106         35,233

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill and deferred stock compensation associated with the acquisition. The $5.1 million charge for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion, the words "may," "will," "could" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses, expected cash flows, expected expenses, expected capital expenditures, expected deferred stock compensation, the adequacy of capital resources, growth in operations, the ability to integrate companies and operations that we may acquire, the expected date of and our ability to enter into a definitive manufacturing contract with Benchmark, the scheduling and timing of litigation, the Company's strategy with regard to protecting its proprietary technology, the ability to compete and respond to rapid technological change, and the performance and utility of products and services. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the extent to which the current economic environment affects our current and potential customers' demand for our products, the effects of competition and alternative technological advances, our ability to design, market and manufacture successfully products that address market demands, changes in our business plans, and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.

Recent Developments

     On February 27, 2001, we completed the acquisition of Woodwind Communications Systems, Inc. ("Woodwind"), a provider of voice-over-broadband network edge access solutions. We issued approximately 4.15 million shares of common stock and $7.5 million in cash in exchange for all of Woodwind's outstanding capital stock. In addition, we assumed Woodwind's outstanding stock options, which, if fully vested and exercised, would result in the issuance of approximately 1.1 million shares of VINA common stock. The transaction was accounted for as a purchase.

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

     From our inception in June 1996 through February 1997, our operating activities related primarily to developing and testing prototype products, commencing the staffing of our sales and customer service organizations and establishing relationships with our customers. We began shipments of our Multiservice T1 Integrator product family in March 1997. In May 1999, we began shipping our Multiservice Xchange product. Since inception, we have incurred significant losses, and as of March 31, 2001, we had an accumulated deficit of $92.1 million.

     We market and sell our products directly to communications service providers and through OEM customers and value-added resellers, or VARs. Our revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. This generally occurs upon commercial shipment of our products at which time we have no further performance obligations to our customers. We also record a provision at the time we recognize revenue primarily for warranty costs. We recognize no revenue on products shipped on a trial basis. We recognize extended warranty and other service revenue ratably over the respective service periods. This service revenue has not been significant to date.

     Our customer  base is highly  concentrated.  A  relatively  small number of customers have accounted for a significant portion of our historical net revenue. For the three months ended March 31, 2001, sales to our three largest customers accounted for approximately 74% of our net revenue, of which sales to Nuvox Communications (formerly Gabriel Communications, Inc.), Lucent Technologies and Advanced Telecom Group accounted for 33%, 23% and 18%, respectively, of our net revenue. While we anticipate the level of sales to any specific customer will vary from period to period, we expect that we will continue to experience significant customer concentration for the foreseeable future. To date, international sales have not been significant. International sales have been denominated solely in U.S. dollars and, accordingly, we have not been exposed to significant fluctuations in foreign currency exchange rates.

     Cost of revenue consists primarily of costs of products manufactured by a third-party contract manufacturer, component costs, depreciation of property and equipment, personnel related costs to manage the contract manufacturer and warranty costs, and excludes amortization of deferred stock compensation. We conduct program management, manufacturing engineering, quality assurance and documentation control at our facility in Newark, California. Currently, we outsource our manufacturing and testing requirements to Benchmark Electronics. Accordingly, a significant portion of our cost of revenue consists of payments to this contract manufacturer.

     We expect our gross margin to be affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, inventory obsolescence, costs of components and sub-assemblies, costs from our contract manufacturers and the mix of products or system configurations sold.
Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels.

     Research and development expenses consist primarily of personnel and related costs, consulting expenses and prototype costs related to the design, development, testing and enhancement of our multiservice broadband access products, and exclude amortization of deferred stock compensation. We expense all of our research and development expenses as incurred.

     Selling, general and administrative expenses consist primarily of personnel and related costs, including salaries and commissions for personnel engaged in direct and indirect selling and marketing and other administrative functions and promotional costs, including advertising, trade shows and related costs, and exclude amortization of deferred stock compensation.

     Stock-based compensation consists of the fair value of stock options granted to nonemployees for services and deferred stock compensation on stock options granted to employees. Deferred stock compensation represents the difference between the deemed fair market value of our common stock at the time of option grants and the exercise prices of these options. for employee grants. We are amortizing deferred stock compensation using a multiple option award valuation approach over the vesting periods of the applicable options, which is generally four years. The amortization of deferred stock compensation, based upon options granted through March 31, 2001, is expected to be $10.5 million in the next three quarters of 2001, $6.9 million in 2002 and $2.3 million in 2003.

     Interest income, net, consists primarily of interest earned on our cash, cash equivalent and short-term investment balances partially offset by interest expense associated with our debt obligations.

Results of Operations

     Three Months Ended March 31, 2001 and 2000

     Net revenue. Net revenue increased to $11.0 million for the three months ended March 31, 2001 from $5.2 million for the three months ended March 31, 2000. The growth in net revenue in the first quarter of 2001 was primarily due to increased unit sales to existing customers and sales to new customers.

     Cost of revenue. Cost of revenue increased to $8.2 million for the three months ended March 31, 2001 from $3.2 million for the three months ended March 31, 2000. Gross profit increased to $2.8 million for the three months ended March 31, 2001 from $1.9 million for the three months ended March 31, 2000. Gross profit as a percentage of net revenue decreased to 25.2% in the first quarter of 2001 from 37.6% in the first quarter of 2000. This decrease in gross margin was due primarily to an expense for excess inventory purchased commitments of $1.8 million in the first quarter of 2001. The provision for excess inventory purchase commitments was primarily a result of a shift in one of our customer's demands from next generation network equipment to traditional Time Division Multiplex ("TDM") network equipment.

     Research and development expenses. Research and development expenses increased to $4.7 million for the three months ended March 31, 2001, from $2.5 million for the three months ended March 31, 2000. Research and development expenses decreased as a percentage of net revenue to 42.7% in the first quarter of 2001 from 48.3% in the first quarter of 2000. The increase in absolute dollar amounts was primarily a result of additional personnel costs, prototype expenses and consulting costs. We believe that continued investment in research and development is critical to attaining our strategic product, and as a result, we expect research and development expenses to increase in absolute dollars in the future.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $6.5 million for the three months ended March 31, 2001 from $3.7 million for the three months ended March 31, 2000. This increase was primarily attributable to increased personnel costs, including hiring of additional sales and key management personnel, as well as increased promotional expenses. Selling, general and administrative expenses decreased as a percentage of revenue to 59.0% for the first quarter of 2001 compared to 71.7% for the first quarter of 2000. We expect selling, general and administrative expenses to continue to increase in absolute dollars as we continue to build our infrastructure to support our anticipated business growth.

     Stock-based compensation. Stock-based compensation expense increased to $4.8 million for the three months ended March 31, 2001 from $3.7 million for the three months ended March 31, 2000. Based on stock options granted, we expect to record $4.4 million of amortization of stock-based compensation in the quarter ending June 30, 2001.

     Other income, net. Other income, net for the three months ended March 31, 2001 increased to $612,000 from $126,000 for the three months ended March 31, 2000. This increase was primarily attributable to interest earned on higher average cash balances throughout the relevant period.

Liquidity and Capital Resources

     Net cash used in operating activities was $7.6 million for the three months ended March 31, 2001 and $5.0 million for the three months ended March 31, 2000. Cash used in operating activities resulted primarily from net loss from operations of $18.6 million, an increase in accounts receivable of $1.9 million, a decrease in accrued compensation and related benefits and other current liabilities of $1.6 million and $607,000, respectively, offset by noncash activities including amortization of deferred stock compensation of $4.8 million, in-process research and development of $5.1 million and a $1.8 million inventory commitment purchase charge.

     Net cash provided by investing activities was $10.4 million for the three months ended March 31, 2001 and net cash used was $13.2 million for the three months ended March 31, 2000. Cash provided by investing activities was primarily due to proceeds from the sale or maturity of short-term investments of $12.4.' million, offset by net cash used for the acquisition of Woodwind of $454,000 and purchases of property and equipment of $948,000.

     Net cash provided by financing activities was $221,000 for the three months ended March 31, 2001 and $24.5 million for the three months ended March 31, 2000. Cash provided by financing activities as of March 31, 2001 was primarily due to stock purchased under our employee stock purchase plan and option exercises of $721,000 offset by the repurchase of common stock of $500,000.

     We currently have no significant commitments for capital expenditures. We anticipate that we will increase our capital expenditures consistently with our anticipated growth in personnel and infrastructure, including facilities and systems.

     We expect to experience significant growth in our operating expenses for the foreseeable future. As a result, we anticipate that operating expenses will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions, such as our recent acquisition of Woodwind, or invest in complementary businesses, technologies or products. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

     We have incurred significant losses since inception and expect that our net losses and negative cash flow from operations will continue for the foreseeable future. We incurred net losses of approximately $8.0 million in 1998, $17.1 million in 1999 and $43.3 million in 2000. As of March 31, 2001, we had an accumulated deficit of approximately $92.1 million. To achieve profitability, we will need to generate and sustain substantially higher net revenue while maintaining reasonable cost and expense levels. We have large fixed expenses and expect to continue to incur significant and increasing expenses for research and development, sales and marketing, customer support, developing direct sales and distribution channels, and general and administrative expenses.

We rely on a small number of telecommunications customers for substantial portions of our net revenue. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed.

     We derive almost all of our net revenue from direct sales to a small number of telecommunications customers and our indirect sales through Lucent Technologies, our original equipment manufacturer, or OEM, customer that sells and markets our products. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed. Our three largest customers accounted for approximately 74% of our net revenue for the first quarter ended March 31, 2001, of which sales to Nuvox Communications, Lucent Technologies and Advanced Telecom Group accounted for 33%, 23% and 18%, respectively. We expect that the telecommunications industry will continue to experience consolidation. If any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. In addition, if our OEM customer is acquired, we could lose that customer. For example, Intermedia Communications, one of our service provider customers, was recently acquired by MCI Worldcom. Also, the ultimate business success of our direct service provider customers, our OEM customer and VARs, and our indirect customers who purchase our products through an OEM customer and VARs, could affect the demand for our products. In addition, any difficulty in collecting amounts due from one or more of our key customers could harm our operating results and financial condition. If any of these events occur, our net revenue could decline and our operating results and business could be harmed.

The difficulties experienced by many of our current customers have had and are expected to continue to have an adverse effect on our business.

     To date, we have sold the majority of our products to CLEC customers. In recent months, CLECs have experienced extreme difficulties in obtaining financing for their businesses. As a result, CLECs have been forced to scale back their operations or terminate their operations. If our customers become unable to pay for shipped products, we may be required to write-off significant amounts of our accounts receivable. Similarly, if our customers order products and then suspend or cancel the orders prior to shipping, we will not generate revenues from the products we build. In such circumstances, our inventories may increase and our expenses will increase. Further, we may incur substantially higher inventory carrying costs and excess inventory that could become obsolete over time. We expect that our business will continue to be significantly and negatively affected unless and until there is substantial improvement in the ability of CLECs to finance their businesses.

Our net revenue could decline significantly if our relationship with our major OEM customer deteriorates.

     A significant portion of our net revenue is derived from sales to Lucent Technologies, our OEM customer. Our agreement with our OEM customer is not exclusive and does not contain minimum volume commitments. Our OEM agreement with Lucent expires in May 2002. Lucent may terminate the agreement earlier upon 60 days' notice. At any time or after a short period of notice, our OEM customer could elect to cease marketing and selling our products. They may so elect for a number of reasons, including the acquisition by our OEM customer of one or more of our competitors or their technologies, or because one or more of our competitors introduces superior or more cost-effective products. In addition, we intend to develop and market new products that may compete directly with the products of our OEM customer, which may also harm our relationships with this customer. For example, our MBX product may compete with our OEM customer which could adversely affect our relationship with that customer. Our existing relationship with our OEM customer could make it harder for us to establish similar relationships with our OEM customer's competitors. Any loss, reduction, delay or cancellation in expected sales to our OEM customer, or our inability to establish similar relationships with new OEM customers in the future, would hurt our business and our ability to increase net revenues and could cause our quarterly results to fluctuate significantly.

If we do not predict our manufacturing requirements accurately, we could incur additional costs and suffer manufacturing delays.

     We currently provide forecasts of our demand to our contract manufacturer 12 months prior to scheduled delivery of products to our customers. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our manufacturing requirements or a product in our manufacturing forecast becomes obsolete, our contract manufacturer may have purchased excess or obsolete inventory. For example, in March 2001 we expensed $1.8 million for excess inventory purchase commitments. For those parts that are unique to our products, we could be required to pay for these excess or obsolete parts and recognize related inventory write-down costs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and net revenue.

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

     Many of our customers require that our products be designed to work with their existing networks, each of which may have different specifications and utilize multiple protocols that govern the way devices on the network communicate with each other. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products may be required to work with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products are not compatible with existing equipment in our customers' networks, whether open or proprietary, installations could be delayed, or orders for our products could be cancelled.

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

     We do not have internal manufacturing capabilities and have generally relied primarily on a contract manufacturer, Flextronics International Limited to build our products. Effective April 1, 2001, we transferred primary manufacturing responsibility of our products from Flextronics to Benchmark Electronics. We do not yet have a signed definitive manufacturing contract with Benchmark. We expect to have a signed formal contract by June 2001. If we execute a formal contract with Benchmark, we anticipate that Benchmark will be able to cancel the contract on short notice and will not be obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our reliance on Benchmark involves a number of risks, including the lack of operating history between us and Benchmark, the current absence of any written contract, absence of control over our manufacturing capacity, the unavailability of, or interruptions in, access to process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. If we are unable to successfully negotiate a contract with Benchmark that will meet our manufacturing needs, we will not have a primary manufacturing contract with any third party. We will have to immediately identify and qualify one or more acceptable alternative manufacturers, which could result in substantial manufacturing delays and cause us to incur significant costs. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would harm our ability to meet our scheduled product deliveries to our customers, harm our reputation and could cause the loss of existing or potential customers, any of which could seriously harm our business and operating results.

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

     We have rapidly and significantly expanded our operations in recent periods. This expansion significantly strains our managerial, operational and financial resources. Some of our senior management personnel joined us within the last 14 months. Our Vice President of Marketing, Executive Vice President of Research and Development and Operations, Vice President of Human Resources and Vice President of Sales have all joined us since January 2000. To manage the expected growth of our operations and personnel, we will be required to:

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

     The development of new or enhanced products is a complex and uncertain process. We and our OEM manufacturers have in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we had expected to begin shipments of our MBX product in the second quarter of 2001, which has been delayed to the third quarter of 2001 because of continued development issues. Development costs and expenses are incurred before we generate any net revenues from sales of products resulting from these efforts. We intend to continue to incur substantial research and development expenses, which could have a negative impact on our earnings in future periods.

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

     Our business and operations depend on the extent to which our facility and products are protected against damage from fire, earthquakes, power loss and similar events. Despite precautions taken by us, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, California power energy supplies are at severely low levels. This has resulted in blackouts and increased costs which have affected our business.

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

     We may review acquisition prospects and strategic investments that could complement our current product offerings, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. For example, on February 27, 2001, we acquired Woodwind Communications Systems, Inc., a provider of voice-over-broadband network edge access solutions. The aggregate acquisition price consisted of approximately 4.15 million shares of VINA common stock, $7.5 million in cash, and the assumption of Woodwind options to purchase approximately 1.1 million shares of common stock. The issuance of equity securities in connection with these acquisitions or investments could significantly dilute our investors. If we incur or assume debt in connection with these acquisitions or investments, we may incur interest charges that could increase our net loss. We have little experience in evaluating, completing, managing or integrating acquisitions and strategic investments. Acquisitions and strategic investments may entail numerous integration risks and impose costs on us, including:

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to financial market risks related to interest rates and foreign currency exchange rates. Our investments in commercial paper and debt obligations are subject to interest rate risk, but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value as of December 31, 2000 or at March 31, 2001. To date, our international sales have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency rate fluctuations related to sales transactions. However, the functional currency of our subsidiary in the United Kingdom is the U.S. dollar and as the local accounts are maintained in British pounds, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations.

PART II:  OTHER INFORMATION

Item 1  Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of business. As of the date of this report, there are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 2  Changes in Securities and Use of Proceeds

(c)  Changes in Securities

     On February 27, 2001, VINA acquired Woodwind Communications Systems, Inc. pursuant to the merger of a wholly owned subsidiary of VINA with and into Woodwind. Pursuant to the merger and as partial consideration for all the outstanding shares of capital stock of Woodwind Communications, VINA issued 4.15 million shares of VINA Common Stock to the former stockholders of Woodwind in exchange for the capital stock of Woodwind. The shares of Common Stock were issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.

(d)  Use of Proceeds from Sales of Registered Securities

     On August 9, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-36398), relating to the initial public offering of our common stock. The managing underwriters in the offering were Lehman Brothers, Inc., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray, Inc. The offering commenced on August 10, 2000, and was closed on August 15, 2000, after we sold all of the 3,000,000 shares of common stock registered under the Registration Statement. On September 15, 2000, the underwriters purchased 450,000 shares from us in connection with the exercise of the underwriters' over-allotment option. The initial public offering price was $12 per share for an aggregate initial public offering of $41,00,000 (including the 450,000 shares sold to the underwriters upon exercise of the over-allotment option), netting proceeds of approximately $36.5 million to us after underwriting fees of approximately $2.9 million and other offering expenses of approximately $2.0 million. None of these fees and expenses were paid to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or an affiliate of the Company.

     The net proceeds were predominately held in a money market fund and commercial paper and bonds as of March 31, 2001. Of the net proceeds, from these investments, approximately $7.5 million was used towards partial consideration of the purchase of Woodwind Communications Systems, Inc.

Item 6  Exhibits and Reports on Form 8-K

     (b) The Company filed a report on Form 8-K on March 5, 2001 to provide the details of the acquisition of Woodwind Communications Systems, Inc.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VINA TECHNOLOGIES, INC.


Date:  May 14, 2001          By:      /s/ Steven M. Bauman
                                 ----------------------------------
                                   Steven M. Bauman
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date:  May 14, 2001          By:     /s/ Stanley E. Kazmierczak
                                 ----------------------------------
                                   Stanley E. Kazmierczak
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)