Form 10-Q/A
period 2001-03-31
VINA TECHNOLOGIES INC
filed 2001-08-10
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                                EXPLANATORY NOTE


This Form 10-Q/A is being filed solely for the purpose of amending Part I, Item 1 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 which was filed with the Commission on May 14, 2001, to correct an error in the computation of basic and diluted net loss per share for the three months ended March 31, 2001. Item 1 of our Form 10-Q for the quarterly period ended March 31, 2001 is hereby revised and restated in its entirety as follows.

PART I:  FINANCIAL INFORMATION
Item 1   Condensed Consolidated Financial Statements

                             VINA TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                                                 December 31,  March 31,
                                                                                    2000         2001
                                                                                    ----         ----
ASSETS
Current assets:

  Cash and cash equivalents ..................................................   $   7,740    $  10,845
  Short-term investments .....................................................      36,759       24,625
  Accounts receivable, net ...................................................       5,243        7,133
  Inventories ................................................................       1,973        1,687
  Prepaid expenses and other .................................................       2,649        1,910
                                                                                 ---------    ---------
      Total current assets ...................................................      54,364       46,200
Property and equipment, net ..................................................       4,096        4,967
Other assets .................................................................          76          211
Acquired intangibles, net ....................................................          --        4,804
Goodwill, net ................................................................          --       34,680
                                                                                 ---------    ---------
      Total assets ...........................................................   $  58,536    $  90,862
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................................   $   8,536    $   9,230
  Accrued compensation and related benefits ..................................       2,588        1,523
  Accrued warranty ...........................................................         686          718
  Other current liabilities ..................................................       1,897        3,999
                                                                                 ---------    ---------
      Total current liabilities ..............................................      13,707       15,470
Deferred income taxes ........................................................          --        1,966
                                                                                 ---------    ---------
    Total liabilities ........................................................      13,707       17,436
                                                                                 ---------    ---------

Stockholders' equity:
  Convertible preferred stock; $0.0001 par value; 5,000,000 shares authorized:
    none issued and outstanding ..............................................          --           --
  Common stock; $0.0001 par value; 125,000,000 shares
    authorized;
    shares outstanding: 2000, 32,546,845; 2001, 36,825,676 ...................           3            4
   Additional paid-in capital ................................................     144,708      185,769
  Deferred stock compensation ................................................     (26,386)     (20,327)
  Accumulated other comprehensive income .....................................          48          100
  Accumulated deficit ........................................................     (73,544)     (92,120)
                                                                                 ---------    ---------
      Total stockholders' equity .............................................      44,829       73,426
                                                                                 ---------    ---------
      Total liabilities and stockholders' equity .............................   $  58,536    $  90,862
                                                                                 =========    =========


            See notes to condensed consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)




                                                                        Three Months Ended
                                                                            March 31,
                                                                        2000         2001
                                                                        ----         ----


Net revenue ......................................................... $  5,187     $ 11,029
Cost of revenue
  (excluding stock-based compensation) ...............................   3,239        8,246
                                                                      --------     --------
Gross profit
  (excluding stock-based compensation) ...............................   1,948        2,783
                                                                      --------     --------
Costs and expenses:
 Research and development
  (excluding stock-based compensation) ...............................   2,505        4,705
 Selling, general and administrative
  (excluding stock-based compensation) ...............................   3,721        6,511
 Stock-based compensation* ...........................................   3,653        4,844
 In-process research and development .................................      --        5,081
 Amortization of intangible assets ...................................      --          830
                                                                      --------     --------
 Total costs and expenses ...........................................    9,879       21,971
                                                                      --------     --------
Loss from operations ................................................   (7,931)     (19,188)
Interest income, net ................................................      126          612
                                                                      --------     --------
Net loss ............................................................ ($ 7,805)    ($18,576)
                                                                      ========     ========

Net loss per share, basic and diluted ...............................  ($ 1.12)      ($0.57) **
                                                                      ========     ========
Shares used in computation basic and diluted ........................    6,957       32,783  **
                                                                      ========     ========


---------------------------
*Stock-based compensation:
 Cost of revenue ....................................................  $   154     $    359
 Research and development ...........................................    1,160        1,589
 Selling, general and administrative ................................    2,339        2,896
                                                                      --------     --------
                                                                       $ 3,653     $  4,844
                                                                      ========     ========
** As revised - see Note 3.






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
                                              =======         =======

3. NET LOSS PER SHARE

The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):

                                                 Three months ended
                                                      March 31,
                                                 ------------------
                                                  2000         2001
                                                  ----         ----


  Weighted average common shares outstanding...  9,585       34,173
  Weighted average common shares outstanding
    subject to repurchase...................... (2,628)      (1,390)
                                                ------       ------

Shares used in computation, basic and diluted.   6,957       32,783
                                                ======       ======

During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods.


Subsequent to the filing of the Company's Form 10-Q for the quarter ended March 31, 2001, management determined that the number of shares used to compute basic and diluted net loss per share for the quarter ended March 31, 2001 was computed incorrectly. Previously reported net loss per share of $(0.60) for that period has been revised to $(0.57).


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

The development projects, both the ClariNet and the Piccolo are software intensive network edge products. Both projects are based on the same integrated access gateway ("IAG") platform. ClariNet is capable of providing end users with Centrex like features and can operate as a PBX replacement. In addition, ClariNet scales in multiples of 4, to a total of 12 voice lines, and can be stacked to provide coverage to 24 standard voice lines. Piccolo is a lower cost alternative aimed at offices that do not need a robust feature set for future expansion and provides eight voice ports and one 10/100 Mbps Ethernet port, but retains the distributed central office architecture of the ClariNet.
Additionally, the Company is in the process of enhancing the ClariNet and Piccolo products with next generation software that would give the products voice over internet protocol ("VoIP") capabilities as well as ATM enhancements, enhanced reliability and new features. Development of ClariNet and Piccolo will utilize the same software platform. At the time of acquisition, estimated costs to complete the development of both products was expected to be an additional $1.1 million. Management expects that products being developed will become available for sale in fiscal 2001; however, no assurances can be given. VINA will begin to benefit from the acquired research and development related to these products once it begins shipping. Costs incurred on the projects after the acquisition date through March 31, 2001 are approximately $250,000. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

                                                        Three Months Ended
                                                            March 31,
                                                       2000           2001
                                                       ----           ----
Net revenue                                           $ 5,235        $11,031
Net loss                                             ($11,534)      ($18,246)
Net loss per share                                     ($1.04)        ($0.51) **
Shares used in calculation of net loss per share       11,106         35,457  **

** As revised - see Note 3.

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


                                    VINA TECHNOLOGIES, INC.


Date:  August 9, 2001          By:      /s/ Steven M. Bauman
                                 ----------------------------------
                                   Steven M. Bauman
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date:  August 9, 2001          By:    /s/ Stanley E. Kazmierczak
                                 ----------------------------------
                                   Stanley E. Kazmierczak
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)