Form 10-Q
period 2001-06-30
VINA TECHNOLOGIES INC
filed 2001-08-13
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________


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

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 36,998,723 as of June 30, 2001.

                             VINA TECHNOLOGIES, INC.

                                      INDEX


                                                                                                     Page
Part I:  FINANCIAL INFORMATION

   Item 1 Condensed Consolidated Financial Statements (Unaudited)......................................3

          Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001..............3

          Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 2001 .........................................................4

          Condensed Consolidated Statements Of Cash Flows for the three months and six months ended June 30, 2000 and 2001 .........................................................5

          Notes to Condensed Consolidated Financial Statements.........................................6

   Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.......9

   Item 3 Quantitative and Qualitative Disclosures About Market Risk..................................24

Part II:  OTHER INFORMATION

   Item 1  Legal Proceedings..........................................................................25

   Item 2  Changes in Securities and Use of Proceeds..................................................25

   Item 4  Submission of Matters to a Vote of Security Holders........................................26

   Item 6  Exhibits and Reports on Form 8-K...........................................................26

   Signatures.........................................................................................27



   PART I:  FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

                             VINA TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                   (unaudited)


                                                                   December 31,   June 30,
                                                                       2000         2001
                                                                       ----         ----
ASSETS
Current assets:
  Cash and cash equivalents ........................................ $  7,740    $   5,767
  Short-term investments ...........................................   36,759       21,612
  Accounts receivable, net .........................................    5,243        8,087
  Inventories ......................................................    1,973        4,803
  Prepaid expenses and other .......................................    2,649        2,403
                                                                     --------    ---------
      Total current assets .........................................   54,364       42,672
Property and equipment, net ........................................    4,096        4,509
Other assets .......................................................       76          202
Acquired intangibles, net ..........................................       --        4,470
Goodwill, net ......................................................       --       32,565
                                                                     --------    ---------
      Total assets ................................................. $ 58,536    $  84,418
                                                                     =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................................. $  8,536    $  12,719
  Accrued compensation and related benefits ........................    2,588        2,211
  Accrued warranty .................................................      686          766
  Other current liabilities ........................................    1,897        1,841
                                                                     --------    ---------
      Total current liabilities ....................................   13,707       17,537
                                                                     --------    ---------
Deferred income taxes ..............................................       --        1,966
                                                                     --------    ---------

Stockholders' equity:
Convertible preferred stock; $0.0001 par value; 5,000,000 shares
authorized; none issued and outstanding.............................       --           --
Common stock; $0.0001 par value; 125,000,000 shares authorized;
     shares outstanding: 2000, 32,546,845; 2001, 36,998,723 ........        3            4
  Additional paid-in capital .......................................  144,708      184,462
  Deferred stock compensation ......................................  (26,386)     (15,477)
  Accumulated other comprehensive income ...........................       48           44
  Accumulated deficit ..............................................  (73,544)    (104,118)
                                                                     --------    ---------
      Total stockholders' equity ...................................   44,829       64,915
                                                                     --------    ---------
      Total liabilities and stockholders' equity ................... $ 58,536    $  84,418
                                                                     ========    =========

            See notes to condensed consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                        Three Months Ended      Six Months Ended
                                                            June 30,                June 30,
                                                            --------                --------

                                                         2000        2001       2000         2001
                                                         ----        ----       ----         ----

Net revenue ........................................   $  6,869    $ 12,028    $ 12,056    $ 23,057
Cost of revenue
  (excluding stock-based compensation) .............      4,220       7,070       7,459      15,316
                                                       --------    --------    --------    --------
Gross profit
  (excluding stock-based compensation) .............      2,649       4,958       4,597       7,741
                                                       --------    --------    --------    --------
Costs and expenses:
  Research and development
    (excluding stock-based compensation) ...........      2,708       4,839       5,213       9,544
  Selling, general and administrative
    (excluding stock-based compensation) ...........      4,828       6,441       8,549      12,952
 Stock-based compensation* .........................      7,036       3,482      10,689       8,326
  In-process research and development ..............         --          --          --       5,081
  Amortization of intangible assets ................         --       2,574          --       3,404
                                                       --------    --------    --------    --------
      Total costs and expenses .....................     14,572      17,336      24,451      39,307
                                                       --------    --------    --------    --------
Loss from operations ...............................    (11,923)    (12,378)    (19,854)    (31,566)
Interest income, net ...............................        270         380         396         992
                                                       --------    --------    --------    --------
Net loss ...........................................   ($11,653)   ($11,998)   ($19,458)   ($30,574)
                                                       ========    ========    ========    ========

Net loss per share, basic and diluted ..............   ($  1.50)   ($  0.34)   ($  2.64)   ($  0.89)
                                                       ========    ========    ========    ========
Shares used in computation, basic and diluted ......      7,794      35,589       7,376      34,186
                                                       ========    ========    ========    ========


   ---------------------------------------------
   *  Stock-based compensation:
      Cost of revenue ...........................      $    554    $    255    $    708    $    614
      Research and development ..................         2,074       1,438       3,233       3,027
      Selling, general and administrative .......         4,408       1,789       6,748       4,685
                                                       --------    --------    --------    --------
                                                       $  7,036    $  3,482    $ 10,689    $  8,326
                                                       --------    --------    --------    --------






            See notes to condensed consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                 Condensed Consolidated Statements Of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                           Six Months Ended
                                                                               June 30,
                                                                          2000        2001
                                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................   $(19,458)   $(30,574)
  Reconciliation of net loss to net cash used in operating
       activities:
    Depreciation and amortization ...................................        427       4,285
    Stock-based compensation ........................................     10,689       8,326
    In-process research and development .............................         --       5,081
    Provision for inventory order commitment ........................         --       1,800

  Changes in operating assets and liabilities:
    Accounts receivable .............................................        320      (2,838)
    Inventories .....................................................       (354)     (4,286)
    Prepaid expenses and other ......................................       (294)        374
    Other assets ....................................................       (965)        (65)
    Accounts payable ................................................        731       3,627
    Accrued compensation and related benefits .......................        335        (921)
    Accrued warranty ................................................         52          80
    Other current liabilities .......................................        616      (1,077)
                                                                        --------    --------
     Net cash used in operating activities ..........................     (7,901)    (16,188)
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...............................     (1,456)       (756)
  Acquisition of business, net of cash acquired .....................         --        (454)
  Purchases of short-term investments ...............................    (15,247)       (550)
  Proceeds from sales/maturities of short-term investments ..........      1,970      15,693
                                                                        --------    --------
     Net cash provided by (used in) investing activities ............    (14,733)     13,933
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of convertible preferred stock .............     23,821          --
  Proceeds from sale of common stock ................................      1,881         822
  Repurchase of common stock ........................................       (171)       (540)
  Proceeds from issuance of long-term debt ..........................        375          --
  Repayments on long-term debt ......................................       (260)         --
                                                                        --------    --------
     Net cash provided by financing activities ......................     25,646         282
                                                                        --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .............................      3,012      (1,973)

CASH AND CASH EQUIVALENTS, Beginning of period ......................      2,568       7,740
                                                                        --------    --------

CASH AND CASH EQUIVALENTS, End of period ............................   $  5,580    $  5,767
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

Basis of Presentation - The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial information is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000.

Comprehensive Loss - Comprehensive loss for the three months and six months ended June 30, 2000 was the same as net loss. Comprehensive loss for the three months and six months ended June 30, 2001 was $12,054,000 and $30,578,000, respectively, and includes net loss for the respective periods as well as $56,000 and $4,000, respectively, of net unrealized losses on available for sale investments

New Accounting Standards - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with an expected net carrying value of $29.2 million at December 31, 2001 and annual amortization of $9.5 million that resulted from business combinations initiated prior to the adoption of SFAS No.
141. Goodwill acquired subsequent to June 30, 2001 is not amortized. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test and has not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

2. INVENTORIES


   Inventories consist of the following (in thousands):

                                                December 31,    June 30,
                                                    2000          2001
                                                    ----          ----


       Raw materials and subassemblies.......     $ 1,034       $ 2,487
       Finished goods........................         939         2,316
                                                  -------       -------
       Inventories...........................     $ 1,973       $ 4,803
                                                  =======       =======

3. NET LOSS PER SHARE

The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):


                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                                       --------                         --------
                                                2000              2001            2000             2001
                                                ----              ----            ----             ----

Weighted average common shares
outstanding.................................   10,469            36,848          10,021           35,510
Weighted average common shares outstanding
subject to repurchase.......................   (2,675)           (1,259)         (2,645)          (1,324)
                                               ------            ------          ------           ------
Shares used in computation, basic and
diluted.....................................    7,794            35,589           7,376           34,186
                                               ======            ======          ======           ======


During the three months and six months ended June 30, 2000 and 2001, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per shares in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following: June 30, 2000, 17,694,657 shares of convertible preferred stock, 2,400,091 shares of common stock subject to repurchase and options to purchase 9,345,404 shares of common stock; June 30, 2001, options to purchase 13,424,812 shares of common stock.

4. ACQUISITION

On February 27, 2001, the Company completed the acquisition of Woodwind Communications Systems, Inc. (Woodwind), a provider of voice-over-broadband network edge access solutions, based in Germantown, Maryland. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Under the terms of the merger agreement, the Company acquired all outstanding capital stock of Woodwind by paying $7.5 million in cash and issuing approximately 4.15 million shares of Company common stock. The Company assumed Woodwind's outstanding stock options, which, if fully vested and exercised, would result in the issuance of approximately 1.1 million shares of the Company's common stock. The total purchase price as of February 27, 2001 has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Total purchase price:
    Cash Consideration      $ 7,500
    Common Stock             39,465
    Options Assumed           2,591
    Acquisition Expenses        726
                            -------
                            $50,282
                            =======

Purchase Price Allocation:
    Fair market value of net tangible
        assets acquired at
         February 27, 2001          $ 6,728
                                               Economic
                                                 Life
Intangible assets acquired:
  Workforce-In-Place                  1,236       3
  Tradename                             346       4
  Core technology                     3,022       4
  Current technology                    310       4
  In-process technology               5,081
  Goodwill                           35,525       4
  Deferred tax liabilities          (1,966)
                                    ------
                                    $50,282
                                    =======

The Company recorded a one-time charge of $5.1 million in the first quarter of 2001 for purchased in-process technology related to development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with the Company's and Woodwind's management.

The development projects, both the ClariNet, and the Piccolo are software intensive network edge products. Both projects are based on the same integrated access gateway (IAG) platform. ClariNet is capable of providing end users with Centrex like features and is designed to operate as a PBX replacement. In addition, ClariNet scales in multiples of 4, to a total of 12 voice lines, and can be stacked to provide coverage to 24 standard voice lines. Piccolo is being developed to be a lower cost alternative aimed at offices that do not need a robust feature set for future expansion and provides eight voice ports and one 10/100 Mbps Ethernet port, but retains the distributed central office architecture of the ClariNet. Additionally, the Company is in the process of enhancing the ClariNet and Piccolo products with next generation software to enable voice over internet protocol (VoIP) capabilities as well as ATM enhancements, enhanced reliability and new features. Development of ClariNet and Piccolo will utilize the same software platform. At the time of acquisition, the product development was approximately 50% complete and the estimated costs to complete the development of both products was expected to be an additional $1.1 million. Management expects that products being developed will become available for sale in fiscal 2001; however, no assurances can be given. The Company expects to benefit from the acquired research and development related to these products once it begins shipping. Costs incurred on the projects after the acquisition date through June 30, 2001 are approximately $600,000. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Significant assumptions have been used to determine the value of in-process technology, include the following. First, an income approach that focuses on the income producing capability of the acquired technology, and best represents the present value of the future economic benefits the Company expects to derive from them. Second, forecasted net cash flows that the Company expects might result from the development effort are determined using projections prepared by the Company's management. Third, a discount rate of 25% was used, based upon the estimated weighted average rate of return for Woodwind, which is consistent with the implied transaction discount rate. Fourth, a premium of 10% for the in-process technology was added to reflect the additional risk of the in-process technology, thus resulting in the use of an overall 35% discount rate.

In accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," the Company recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options assumed in the acquisition as deferred stock compensation. Such deferred stock compensation, which aggregated $588,000, is recorded as a separate component of stockholders' equity and will be amortized over the vesting term of related options. For the three and six months ended June 30, 2001, the Company recorded compensation expense of $14,000 and $55,000, respectively, related to these awards in the accompanying condensed consolidated statement of operations.

Pro Forma Financial Results

The following selected unaudited pro forma combined results of operations for the six months ended June 30, 2000 and 2001 of the Company and Woodwind have been prepared assuming that the acquisition occurred at the beginning of the periods presented. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                             Six Months
                                                               Ended
                                                              June 30,
                                                        2000           2001
                                                        ----           ----
Net revenue                                          $12,271        $ 23,059
Net loss                                            ($26,974)       ($30,244)
Net loss per share                                    ($2.34)         ($0.85)
Shares used in calculation of net loss per share      11,525          35,523

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill and deferred stock compensation associated with the acquisition. The $5.1 million charge for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.

5. SUBSEQUENT EVENTS

In July 2001, the Company's Board of Directors declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, of the Company. The dividend was payable August 6, 2001 to shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, of the Company, at a price of $35.00 per one one-thousandth of a share, subject to certain antidilution adjustment provisions. The Rights are exercisable in the event that a person, entity or group acquires beneficial ownership of 20% or more of the outstanding shares of VINA's common stock. The Rights will expire on the earlier of (i) July 25, 2011, (ii) consummation of a merger transaction meeting certain requirements, or (iii) redemption or exchange of the Rights by the Company.

In July 2001, the Company announced a restructuring plan intended to better align its operations with changing market conditions. The Company expects to reduce its operating cost structure through a 20 percent reduction of employees and other expense reductions. As a result of this restructuring plan, the Company estimates it will record cash charges of approximately $1.0 million in the third quarter of 2001. These charges will primarily relate to severance and other benefits for impacted employees.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion, the words "may," "will," "could" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses, expected cash flows, expected expenses, expected capital expenditures, expected deferred stock compensation, the adequacy of capital resources, growth in operations, the ability to integrate companies and operations that we may acquire, the expected date of and our ability to enter into a definitive manufacturing contract with Benchmark, expected reduction of operation costs, the timing and magnitude of cost reductions and associated charges resulting from our restructuring plan, our strategy with regard to protecting our proprietary technology, the ability to compete and respond to rapid technological change, and the performance and utility of products and services. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the extent to which the current economic environment affects our current and potential customers' demand for our products, the effects of competition, competitive pricing and alternative technological advances, our ability to implement successfully and achieve the goals of our corporate restructuring plan, our ability to raise additional financing, our ability to design, market and manufacture successfully products that address market demands, our ability to accurately predict our manufacturing requirements, our ability to maintain relationships with vendors of emerging technologies, changes in our business plans and our ability to execute our business plan, and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in ours expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Recent Developments

     On February 27, 2001, we completed the acquisition of Woodwind Communications Systems, Inc. (Woodwind), a provider of voice-over-broadband network edge access solutions. We issued approximately 4.2 million shares of common stock and $7.5 million in cash in exchange for all of Woodwind's outstanding capital stock. In addition, we assumed Woodwind's outstanding stock options, which, if fully vested and exercised, would result in the issuance of approximately 1.1 million shares of VINA common stock. The transaction was accounted for as a purchase.

     In July 2001, the Company announced a restructuring plan intended to better align its operations with changing market conditions. The Company expects to reduce its operation cost structure through a 20 percent reduction of employees and other expense reductions. As a result of this restructuring plan, the Company estimates it will record cash charges of approximately $1.0 million in the third quarter of 2001. These charges will primarily relate to severance and other benefits for impacted employees.

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

     From our inception in June 1996 through February 1997, our operating activities related primarily to developing and testing prototype products, commencing the staffing of our sales and customer service organizations and establishing relationships with our customers. We began shipments of our Multiservice T1 Integrator product family in March 1997. In May 1999, we began shipping our Multiservice Xchange product. Since inception, we have incurred significant losses, and as of June 30, 2001, we had an accumulated deficit of $104.1 million.

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

     Our customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of our historical net revenue. For the six months ended June 30, 2001, sales to our five largest customers accounted for approximately 89% of our net revenue, of which sales to Lucent Technologies, NUVOX Communications and Advanced Telecom Group accounted for 45%, 22% and 12%, respectively, of our net revenue. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to experience significant customer concentration for the foreseeable future. To date, international sales have not been significant.
International sales have been denominated primarily in U.S. dollars and, accordingly, we have not been exposed to significant fluctuations in foreign currency exchange rates.

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

     We expect our gross margin to be affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, inventory obsolescence, costs of components and sub-assemblies, costs from our contract manufacturers and the mix of products or system configurations sold.
Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Currently, we derive the majority of our revenue from sales made to our OEM customers. A significant increase in revenue to these OEM customers would adversely impact or reduce our gross margin.

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

     Stock-based compensation consists of the fair value of stock options granted to non-employees for services and the amortization of deferred stock compensation on stock options granted to employees. Deferred stock compensation represents the difference between the deemed fair market value of our common stock at the time of option granted and the exercise prices of these options. We are amortizing deferred stock compensation using a multiple option award valuation approach over the vesting periods of the applicable options, which is generally four years. The amortization of deferred stock compensation, based upon options granted through June 30, 2001, is expected to be $6.0 million in the last two quarters of 2001, $6.7 million in 2002, $2.4 million in 2003 and $420,000 thereafter.

     Interest income, net, consists primarily of interest earned on our cash, cash equivalent and short-term investment balances partially offset by interest expense associated with our debt obligations.

Results of Operations

Three and Six Months Ended June 30, 2001 and 2000

     Net revenue. Net revenue increased to $23.1 million for the six months ended June 30, 2001 from $12.1 million for the six months ended June 30, 2000. Net revenue increased to $12.0 million for the quarter ended June 30, 2001 from

$6.9 million for the quarter ended June 30, 2000. The growth in net revenues is primarily due to increased unit sales to existing customers and sales to new customers.

     Cost of revenue. Cost of revenue increased to $15.3 million for the six months ended June 30, 2001 from $7.5 million for the six months ended June 30, 2000. Cost of revenue increased to $7.1 million for the quarter ended June 30, 2001 from $4.2 million from the quarter ended June 30, 2000. Gross profit increased to $7.7 million for the six months ended June 30, 2001 from $4.6 million for the six months ended June 30, 2000. Gross profit increased to $ 5.0 million for quarter ended June 30, 2001 from $2.6 million for the quarter ended June 30, 2000. Gross profit as a percentage of net revenue decreased to 33.6% for the six months ended June 30, 2001 from 38.1% for the six months ended June 30, 2000. This decrease in gross margin was due primarily to an expense for excess inventory purchase commitments of $1.8 million in the first quarter of 2001. The provision for the excess inventory purchase commitments was primarily a result of a shift in one of our customer's demands from next generation network equipment to traditional Time Division Multiplex (TDM) network equipment. Gross profit as a percentage of net revenue increased to 41.2% for the quarter ended June 30, 2001 from 38.6% for the quarter ended June 30, 2000. This increase in gross profit was due to higher percentage of revenue mix from TDM based products and cost reductions.

     Research and development expenses. Research and development expenses increased to $9.5 million for the six months ended June 30, 2001, from $5.2 million for the six months ended June 30, 2000. Research and development expense increased to $4.8 million for the quarter ended June 30, 2001 from $2.7 million for the quarter ended June 30, 2000. Research and development expenses as a percentage of net revenue decreased from 43.2% in the first six months of 2000 to 41.4% in the first six months of 2001, as our revenue increased at a faster rate than research and development expenses. The increases in absolute dollar amounts were primarily a result of additional personnel costs, prototype costs, consulting costs, depreciation costs as well as facility related costs. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives. In July 2001, the company announced a restructuring plan intended to better align its operations with changing market conditions, and as a result, we expect research and development expenses to decrease slightly in absolute dollar amounts in the next quarter.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $13.0 million for the six months ended June 30, 2001 from $8.5 million for the six months ended June 30, 2000. Selling, general and administrative expenses increased to $6.4 million for the quarter ended June 30, 2001 from $4.8 million for the quarter ended June 30, 2000. This increase was primarily attributable to increased personnel costs, consulting and professional costs, depreciation costs as well as facility related costs. Selling, general and administrative expenses as a percentage of net revenue decreased to 56.2% for the first six months of 2001 from 70.9% for the first six months of 2000, as our revenue increased at a faster rate than selling, general and administrative expenses. In July 2001, the company announced a restructuring plan intended to better align its operations with changing market conditions, and as a result, we expect research and development expenses to decrease slightly in absolute dollar amounts in the next quarter.

     Stock-based compensation. Stock-based compensation expense decreased to $8.3 million for the six months ended June 30, 2001 from $10.7 million for the six months ended June 30, 2000. Stock-based compensation expense decreased to $3.5 million for the quarter ended June 30, 2001 from $7.0 million for the quarter ended June 30, 2000. The decrease is due primarily to our use of the multiple option award approach for the amortizing deferred stock compensation, which resulted in accelerated amortization. Based on stock options granted through June 30, 2001, we expect to record $6.0 million of amortization of stock-based compensation in the six months ending December 31, 2001.

     Interest income, net. Interest income, net for the six months ended June 30, 2001 increased to $1.0 million from $396,000 for the six months ended June 30, 2000. Interest income, net for the quarter ended June 30, 2001 increased to $380,000 from $270,000 for the quarter ended June 30, 2000. These increases were primarily attributable to interest earned on higher average cash balances throughout the relevant period.

Liquidity and Capital Resources

     Net cash used in operating activities for the six months ended June 30, 2001 was $16.2 million and $7.9 million for the six months ended June 30, 2000.

Cash used in operating activities for the six months ended June 30, 2001 resulted primarily from the net loss from operations of $30.6 million, an increase in accounts receivable, inventory, and accounts payable of $2.8 million, $4.3 million, and $3.6 million, respectively, off-set by a net decrease in accrued liabilities of $1.9 million and non-cash activities including depreciation and amortization of fixed assets, goodwill and intangible assets of $4.3 million, stock-based compensation of $8.3 million, in-process research and development of $5.1 million and an inventory commitment purchase charge of $1.8 million.

     Net cash provided by investing activities was $13.9 million for the six months ended June 30, 2001 and net cash used in investing activities was $14.7 million for the six months ended June 30, 2000. Cash provided by investing activities for the six months ended June 30, 2001 was primarily due to net proceeds from the sale or maturity of short-term investments of $15.1 million, offset by net cash used for the acquisition of Woodwind, net of cash acquired, of $454,000 and purchase of property and equipment of $756,000.

   Net cash provided by financing activities was $282,000 for the six months ended June 30, 2001 and $25.6 million for the six months ended June 30, 2000. Cash provided by financing activities for the six months ended June 30, 2001 was primarily due to net proceeds from issuances of common stock.

     We anticipate that operating expenses will constitute a material use of our cash resources. In addition, we may use cash resources, to fund acquisitions such as our recent acquisition of Woodwind, or invest in complementary businesses, technologies or products. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

     In July 2001 after careful consideration, we announced a restructuring plan intended to better align our operations with changing market conditions. We expect to reduce our operating cost structure through a 20 percent reduction of employees and other expense reductions. With our cost reduction efforts, if we successfully execute our business plan, we believe we will be able to reach a cash flow break even position with our current capital resources. However, we will from time to time review and may pursue additional financing opportunities. If we are unable to execute our business plan as anticipated or do not realize our expected operation cost reductions, we will need to obtain additional funding during 2002, and we may seek to sell additional equity or debt securities or secure a bank line of credit. Currently, we have no other immediately available sources of liquidity. The sale of additional equity or other securities could result in additional dilution to our stockholders. Arrangements for additional financing may not be available in amounts or on terms acceptable to us, if at all.


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

     We have incurred significant losses since inception and expect that our net losses and negative cash flow from operations will continue for the foreseeable future. We incurred net losses of approximately $8.0 million in 1998, $17.1 million in 1999, $43.3 million in 2000 and $30.6 million for the six months ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of approximately $104.1 million. To achieve profitability, we will need to generate and sustain substantially higher net revenue while maintaining reasonable cost and expense levels. We expect to continue to incur significant expenses for research and development, sales and marketing, customer support, developing direct sales and distribution channels, and general and administrative expenses.

We rely on a small number of telecommunications customers for substantial portions of our net revenue. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed.

     We derive almost all of our net revenue from direct sales to a small number of telecommunications customers and our indirect sales through Lucent Technologies, our original equipment manufacturer, or OEM, customer that sells and markets our products. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed. Our five largest customers accounted for approximately 89% of our net revenue for the six months ended June 30, 2001, of which sales to Lucent Technologies, Nuvox Communications, and Advanced Telecom Group accounted for 45%, 22% and 12%, respectively. We expect that the telecommunications industry will continue to experience consolidation. If any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. In addition, if our OEM customer is acquired, we could lose that customer. For example, Intermedia Communications, one of our service provider customers, was recently acquired by MCI WorldCom. Also, the ultimate business success of our direct service provider customers, our OEM customer and VARs, and our indirect customers who purchase our products through an OEM customer and VARs, could affect the demand for our products. In addition, any difficulty in collecting amounts due from one or more of our key customers could harm our operating results and financial condition. If any of these events occur, our net revenue could decline and our operating results and business could be harmed.

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

     A significant portion of our net revenue is derived from sales to Lucent Technologies, our OEM customer. Our agreement with our OEM customer is not exclusive and does not contain minimum volume commitments. Lucent Technologies accounted for approximately 45% of our net revenues for the six months ended June 2001. Our OEM agreement with Lucent expires in May 2002. Lucent may terminate the agreement earlier upon 60 days' notice. At any time or after a short period of notice, our OEM customer could elect to cease marketing and selling our products. They may so elect for a number of reasons, including the acquisition by our OEM customer of one or more of our competitors or their technologies, or because one or more of our competitors introduces superior or more cost-effective products. In addition, we intend to develop and market new products that may compete directly with the products of our OEM customer, which may also harm our relationships with this customer. For example, our MBX product may compete with products offered by our OEM customer, which could adversely affect our relationship with that customer. Our existing relationship with our OEM customer could make it harder for us to establish similar relationships with our OEM customer's competitors. Any loss, reduction, delay or cancellation in expected sales to our OEM customer, or our inability to establish similar relationships with new OEM customers in the future, would hurt our business and our ability to increase net revenues and could cause our quarterly results to fluctuate significantly.

Our products require substantial investment over a long product development cycle, and we may not realize any return on our investment.

     The development of new or enhanced products is a complex and uncertain process. We and our OEM manufacturers have in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we had expected to begin shipments of our MBX product in the second quarter of 2001, but the schedule for these shipments has been delayed to the third quarter of 2001 because of continued development issues. Development costs and expenses are incurred before we generate any net revenues from sales of products resulting from these efforts. We intend to continue to incur substantial research and development expenses, which could have a negative impact on our earnings in future periods.

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

     We currently provide forecasts of our demand to our contract manufacturer 12 months prior to scheduled delivery of products to our customers. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our manufacturing requirements or a product in our manufacturing forecast becomes obsolete, our contract manufacturer may have purchased excess or obsolete inventory. For example, in March 2001 we expensed $1.8 million for excess inventory purchase commitments. For those parts that are unique to our products, we could be required to pay for these excess or obsolete parts and recognize related inventory write-offs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and net revenue.

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

     A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Our sales cycle vary from a few months to over a year. As a result, we may incur substantial sales and marketing expenses and expend significant management effort without any assurance of a sale. A long sales cycle also subjects us to other risks, including customers' budgetary constraints, internal acceptance reviews and order reductions or cancellations. Even after deciding to purchase our products, our customers often deploy our products slowly.

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

     Our success will depend on our ability to develop and maintain strategic relationships with vendors of emerging technologies. We depend on these relationships for access to information on technical developments and specifications that we need to develop our products. We also may not be able to predict which existing or potential partners will develop leading technologies or industry standards. We may not be able to maintain or develop strategic relationships or replace strategic partners that we lose. If we fail to develop or maintain strategic relationships with companies that develop necessary technologies or create industry standards, our products could become obsolete. We could also be at a competitive disadvantage in attempting to negotiate relationships with those potential partners in the future. In addition, if any strategic partner breaches or terminates its relationship with us, we may not be able to sustain or grow our business


We depend upon a single contractor for most of our manufacturing needs. Termination of this relationship could impose significant costs on us and could harm or interfere with our ability to meet scheduled product deliveries.

     We do not have internal manufacturing capabilities and have generally relied primarily on a contract manufacturer, Flextronics International Limited, to build our products. Effective April 1, 2001, we transferred primary manufacturing responsibility of our products from Flextronics to Benchmark Electronics. We do not yet have a signed definitive manufacturing contract with Benchmark. We expect to have a signed formal contract by September 2001. If we execute a formal contract with Benchmark, we anticipate that Benchmark will be able to cancel the contract on short notice and will not be obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our reliance on Benchmark involves a number of risks, including the lack of operating history between us and Benchmark, the current absence of any written contract, absence of control over our manufacturing capacity, the unavailability of, or interruptions in, access to process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. If we are unable to successfully negotiate a contract with Benchmark that will meet our manufacturing needs, we will not have a primary manufacturing contract with any third party. We will have to immediately identify and qualify one or more acceptable alternative manufacturers, which could result in substantial manufacturing delays and cause us to incur significant costs. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would harm our ability to meet our scheduled product deliveries to our customers, harm our reputation and could cause the loss of existing or potential customers, any of which could seriously harm our business and operating results.

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

We plan to invest a significant amount of our resources to fund the development, marketing and sale of our products. However, if we are unable to expand our sales and marketing operations, we will not be able to achieve brand awareness for our products and generate additional sales.

     We plan to incur significant amount of operating expenses to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative capabilities to address the demands resulting from this offering and the expected continued growth of our business. Our operating expenses are largely based on anticipated personnel requirements and net revenue trends, and a high percentage of our expenses are, and will continue to be, fixed. In addition, we may be required to spend more for research and development than originally budgeted in order to respond to industry trends. As a result, any delay in generating or recognizing net revenue could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

We have rapidly and significantly expanded our operations in recent periods. Our business will be harmed if we fail to manage effectively the growth of our operations.

     We have rapidly and significantly expanded our operations in recent periods. This expansion significantly strains our managerial, operational and financial resources. Some of our senior management personnel joined us within the last 18 months. To manage the expected growth of our operations and personnel, we will be required to:

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

     Our business and operations depend on the extent to which our facility and products are protected against damage from fire, earthquakes, power loss and similar events. Despite precautions taken by us, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, California power energy supplies have recently been at severely low levels. This has resulted in blackouts and increased costs which have affected our business.

        Risks Associated With The Multiservice Broadband Access Industry

Intense competition in the market for our telecommunications products could prevent us from increasing or sustaining our net revenue and prevent us from achieving or sustaining profitability.

     The market for multiservice broadband access products is highly competitive. We compete directly with numerous companies, including Accelerated Networks, ADTRAN, Carrier Access, Cisco Systems, Lucent Technologies, Nortel Networks and Polycom. Many of our current and potential competitors have longer operating histories, greater name recognition, significantly greater selling and marketing, technical, manufacturing, financial, customer support, professional services and other resources, including vendor-sponsored financing programs. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products to leverage their customer bases and broaden product offerings to gain market share. In addition, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that compete with our products or even render our products obsolete. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing or new competitors. In addition, due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter our markets, thereby further intensifying competition.

     We believe that our existing OEM customer continuously evaluates whether to offer its own multiservice broadband access devices. If our OEM customer decides to internally design and sell its own multiservice broadband access devices, or acquire one or more of our competitors or their broadband access technologies, it could eliminate or substantially reduce its purchases of our products. Lucent Technologies accounted for approximately 45% of our net revenues for the six months ended June 2001. In addition, our current growth may cause our OEM customer to view us as greater competition. Our OEM relationship could also be harmed as we develop and market new products that may compete directly with the products of our OEM customer. For example, our MBX product may compete with products offered by our OEM customer, which could adversely affect our relationship with that customer. We cannot assure you that our OEM customer will continue to rely, or expand its reliance, on us as an external source of supply for its multiservice broadband access devices. Because we rely on one OEM customer for a substantial portion of our net revenues, a loss of sales to this OEM customer could seriously harm our business, financial condition and results of operations.

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

Our stock has traded at or below $1.00. If the trading of our common stock falls below $1.00 for an extended period, our stock may be delisted from the Nasdaq National Market.

     Our common stock has recently traded at or below $1.00. If our common stock fails to maintain Nasdaq's minimum bid price closing requirement of $1.00 and this failure continues ninety days, Nasdaq may institute delisting proceedings. If our stock is delisted from the Nasdaq National Market, our stockholders would find it more difficult to dispose of, and obtain accurate quotations as to the market value of, their shares, and the market price of our stock would likely decline further.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to financial market risks related to interest rates and foreign currency exchange rates. Our investments in commercial paper and debt obligations are subject to interest rate risk, but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value as of December 31, 2000 or at June 30, 2001. To date, our international sales have been denominated primarily in U.S. dollars, and accordingly, a hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations. The functional currency of our subsidiary in the United Kingdom is the U.S. dollar and as the local accounts are maintained in British pounds, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of business. As of the date of this report, there are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 2. Changes in Securities and Use of Proceeds

     On July 25, 2001, the Company's Board of Directors adopted a stockholder rights plan, pursuant to which one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of August 6, 2001. Each Right, when exercisable, will entitle the holder to purchase from the Company one one-thousandth of a share of the Company's Series A Participating Preferred Stock at a price of $35.00 (the "Purchase Price"), subject to antidilution adjustments.

     In general, if a person or group (an "Acquiring Person") acquires beneficial ownership of 20% or more of the outstanding shares of Common Stock, then each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of Common Stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the Purchase Price. In addition, if following the announcement of the existence of an Acquiring Person the Company is involved in a business combination or sale of 50% or more of its assets or earning power, each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the Purchase Price. When the foregoing rights arise, any Rights owned by an Acquiring Person will immediately become void. The Board of Directors will also have the right, after there is an Acquiring Person, to cause each Right (except those that have become void) to be exchanged for Common Stock or substitute consideration.

     The Company may redeem the Rights at a price of $0.001 per Right before the existence of an Acquiring Person is announced. The Rights expire on July 25, 2011.

     This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, was filed as an exhibit to the Company's Registration Statement on Form 8-A filed on July 25, 2001.

(d)  Use of Proceeds from Sales of Registered Securities

     On August 9, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-36398), relating to the initial public offering of our common stock. The managing underwriters in the offering were Lehman Brothers, Inc., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray, Inc. The offering commenced on August 10, 2000, and was closed on August 15, 2000, after we sold all of the 3,000,000 shares of common stock registered under the Registration Statement. On September 15, 2000, the underwriters purchased 450,000 shares from us in connection with the exercise of the underwriters' over-allotment option. The initial public offering price was $12 per share for an aggregate initial public offering of $41,000,000 (including the 450,000 shares sold to the underwriters upon exercise of the over-allotment option), netting proceeds of approximately $36.5 million to us after underwriting fees of approximately $2.9 million and other offering expenses of approximately $2.0 million. None of these fees and expenses were paid to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or an affiliate of the Company.

     The  net  proceeds  were  predominately  held in a money  market  fund  and commercial paper and bonds as of June 30, 2001. Of the net proceeds approximately $7.5 million was used towards partial consideration of the purchase of Woodwind Communications Systems, Inc. and $1.0 million was used towards operating expenses of the business.

Item 4. Submission of Matters to a Vote of Security Holders

     VINA held its annual meeting of stockholders on May 22, 2001. At that meeting, two of our incumbent Class I directors were reelected to office by the following vote:

         Name                          Votes For             Votes Withheld
         ----                      ----------------       --------------------
         Joshua W. Soske              21,026,856                 8,295
         Jeffrey M. Drazan            21,026,856                 8,295

     The stockholders also ratified the appointment of Deloitte & Touche LLP as independent auditors for VINA's current fiscal year, (with 21,022,629 votes for, 9,572 votes against, 2,950 votes abstaining and 0 broker non-votes).

Item 6. Exhibits and Reports on Form 8-K

     (b) The Company filed amended reports on Form 8-K on May 14 and June 28, 2001 to provide the details of the acquisition of Woodwind Communications Systems, Inc.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         VINA TECHNOLOGIES, INC.


Date:  August 13, 2001           By:  /s/ Steven M. Bauman
                                     ------------------------
                                     Steven M. Bauman
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




Date:  August 13, 2001           By:  /s/ Stanley E. Kazmierczak
                                     ------------------------------
                                     Stanley E. Kazmierczak
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)