Form 10-Q
period 2001-09-30
VINA TECHNOLOGIES INC
filed 2001-11-14
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to ___________________


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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 37,196,521 as of September 30, 2001.




                             VINA TECHNOLOGIES, INC.


                                      INDEX
                                                                                      Page
                                                                                      ----


PART I:  FINANCIAL INFORMATION..........................................................3


 Item 1.  Condensed Consolidated Financial Statements...................................3


          Condensed  Consolidated Balance Sheets as of December 31, 2000
          and September 30, 2001........................................................3


          Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 2001......................................4


          Condensed Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2000 and 2001......................5

          Notes to Condensed Consolidated Financial Statements..........................6

 Item 2   Management's Discussion and Analysis of Financial Condition and Results of
          Operations...................................................................11


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................27


PART II: OTHER INFORMATION.............................................................28


 Item 1.  Legal Proceedings............................................................28


 Item 2.  Changes in Securities and Use of Proceeds....................................28


 Item 6.  Exhibits and Reports on Form 8-K.............................................28


 Signatures............................................................................29



PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                             VINA TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                                        December 31,  September 30,
                                                                            2000         2001
                                                                        -----------   ------------
ASSETS

Current assets:
   Cash and cash equivalents .........................................   $   7,740    $  19,115
   Short-term investments ............................................      36,759          500
   Accounts receivable, net ..........................................       5,243        9,431
   Inventories .......................................................       1,973        4,943
   Prepaid expenses and other ........................................       2,649        2,048
                                                                         ---------    ---------

     Total current assets ............................................      54,364       36,037

Property and equipment, net ..........................................       4,096        4,258
Other assets .........................................................          76          363
Acquired intangibles, net ............................................          --        4,137
Goodwill, net ........................................................          --       28,513
                                                                         ---------    ---------

     Total assets ....................................................   $  58,536    $  73,308
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................   $   8,536    $  10,437
   Accrued compensation and related benefits .........................       2,588        1,914
   Accrued warranty ..................................................         686          792
   Other current liabilities .........................................       1,897        2,302
                                                                         ---------    ---------

     Total current liabilities .......................................      13,707       15,445
                                                                         ---------    ---------

Stockholders' equity:
Convertible preferred stock; $0.0001 par value; 5,000,000 shares
   authorized; none issued and outstanding ...........................          --           --
Common stock; $0.0001 par value; 125,000,000 shares authorized; shares
   outstanding:  2000, 32,546,845; 2001, 37,196,521 ..................           3            4
   Additional paid-in capital ........................................     144,708      178,526
   Deferred stock compensation .......................................     (26,386)      (9,330)
   Accumulated other comprehensive income ............................          48           --
   Accumulated deficit ...............................................     (73,544)    (111,337)
                                                                         ---------    ---------

     Total stockholders' equity ......................................      44,829       57,863
                                                                         ---------    ---------

     Total liabilities and stockholders' equity ......................   $  58,536    $  73,308
                                                                         =========    =========


                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)





                                                 Three Months Ended      Nine Months Ended
                                                   September 30,            September 30,
                                              ----------------------- -----------------------
                                                   2000       2001        2000        2001
                                              ------------ ---------- ----------- -----------

Net revenue .................................   $  9,174    $ 13,010    $ 21,230    $ 36,067

Cost of revenue
   (excluding stock-based compensation) .....      5,451       7,799      12,910      23,115
                                                --------    --------    --------    --------

Gross profit
   (excluding stock-based compensation) .....      3,723       5,211       8,320      12,952
                                                --------    --------    --------    --------

Costs and expenses:

   Research and development
     (excluding stock-based compensation) ...      3,420       4,244       8,633      13,788

   Selling, general and administrative
     (excluding stock-based compensation) ...      6,156       4,998      14,705      17,950

   Stock-based compensation, net* ...........      7,074          55      17,763       8,381

   In-process research and development ......         --          --          --       5,081

   Amortization of intangible assets ........         --       2,419          --       5,823

   Restructuring expenses
     (excluding stock-based compensation) ...         --         991          --         991
                                                --------    --------    --------    --------

       Total costs and expenses .............     16,650      12,707      41,101      52,014
                                                --------    --------    --------    --------

Loss from operations ........................    (12,927)     (7,496)    (32,781)    (39,062)

Interest income, net ........................        485         277         881       1,269
                                                --------    --------    --------    --------

Net loss ....................................   ($12,442)   ($ 7,219)   ($31,900)   ($37,793)
                                                ========    ========    ========    ========

Net loss per share, basic and diluted .......   ($  0.60)   ($  0.20)   ($  2.71)   ($  1.08)
                                                ========    ========    ========    ========

Shares used in computation, basic and diluted     20,571      36,139      11,774      34,837
                                                ========    ========    ========    ========

    -------------------------------------

    *    Stock-based compensation, net

         Cost of revenue ...................    $    587    $    219    $  1,295    $    833

         Research and development ..........       2,472         897       5,705       3,924

         Selling, general and administrative       4,015       1,508      10,763       6,193

         Restructuring benefit .............          --      (2,569)         --      (2,569)
                                                --------    --------    --------    --------

                                                $  7,074    $     55    $ 17,763    $  8,381
                                                --------    --------    --------    --------


                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (in thousands
                                   (unaudited)



                                                                             Nine Months Ended
                                                                               September 30,
                                                                        -------------------------
                                                                           2000         2001
                                                                        ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................................   $(31,900)   $(37,793)

   Reconciliation of net loss to net cash used in operating activities:
     Depreciation and amortization ....................................        692       7,182
     Stock-based compensation, net ....................................     17,763       8,381
     In-process research and development ..............................         --       5,081
     Provision for inventory order commitment .........................         --       1,800

   Changes in operating assets and liabilities:
     Accounts receivable ..............................................     (2,070)     (4,182)
     Inventories ......................................................       (909)     (4,426)
     Prepaid expenses and other .......................................       (395)        729
     Other assets .....................................................        (91)       (226)
     Accounts payable .................................................      2,342       1,345
     Accrued compensation and related benefits ........................        927      (1,218)
     Accrued warranty .................................................        134         106
     Other current liabilities ........................................      2,090        (616)
                                                                          --------    --------

       Net cash used in operating activities ..........................    (11,417)    (23,837)
                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ................................     (2,696)       (983)
   Acquisition of business, net of cash acquired ......................         --        (454)
   Purchases of short-term investments ................................    (45,695)     (1,050)
   Proceeds from sales/maturities of short-term investments ...........      1,524      37,261
                                                                          --------    --------

     Net cash provided by (used in) investing activities ..............    (46,867)     34,774
                                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of convertible preferred stock ..............     23,821          --
   Proceeds from sale of common stock .................................     36,502         760
   Proceeds from exercise of stock options ............................      3,558         256
   Repurchase of common stock .........................................       (207)       (578)
   Proceeds from issuance of long-term debt ...........................        375          --
   Repayments on long-term debt .......................................     (1,429)         --
                                                                          --------    --------

     Net cash provided by financing activities ........................     62,620         438
                                                                          --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...............................      4,336      11,375

CASH AND CASH EQUIVALENTS, Beginning of period ........................      2,568       7,740
                                                                          --------    --------

CASH AND CASH EQUIVALENTS, End of period ..............................   $  6,904    $ 19,115
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

Basis of Presentation -- The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial information is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000.

Comprehensive Loss -- Comprehensive loss for the three months and nine months ended September 30, 2000 and 2001 was the same as net loss.

New Accounting Standards -- On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with an expected net carrying value of $27.6 million at December 31, 2001 and annual amortization of $8.8 million that resulted from business combinations initiated prior to the adoption of SFAS No.
141. Goodwill acquired subsequent to June 30, 2001 is not amortized. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test and has not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.


In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. VINA will adopt SFAS No. 144 on January 1, 2002 and has not yet determined the impact of adopting of this statement.


2. INVENTORIES

Inventories consist of the following (in thousands):



                                      December 31,   September 30,
                                         2000            2001
                                      -----------    ------------

      Raw materials and subassemblies   $1,034          $2,587
      Finished goods ................      939           2,356
                                        ------          ------
      Inventories ...................   $1,973          $4,943
                                        ======          ======

3. NET LOSS PER SHARE

The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):



                                                        Three Months Ended     Nine Months Ended
                                                          September 30,          September 30,
                                                     ----------------------- ----------------------
                                                          2000       2001       2000       2001
                                                     ------------ ---------- ---------- -----------

Weighted average common shares outstanding ..........    23,099     37,133     14,380     36,051
Weighted average common shares outstanding subject to
   repurchase .......................................    (2,528)      (994)    (2,606)    (1,214)
                                                        -------    -------    -------    -------
Shares used in computation, basic and diluted .......    20,571     36,139     11,774     34,837
                                                        =======    =======    =======    =======



During the three months and nine months ended September 30, 2000 and 2001, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per shares in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at: September 30, 2000, 2,173,016 shares of common stock subject to repurchase and options to purchase 9,692,395 shares of common stock; September 30, 2001, 877,874 shares of common stock subject to repurchase and options to purchase 13,554,695 shares of common stock.

4. ACQUISITION

On February 27, 2001, the Company completed the acquisition of Woodwind Communications Systems, Inc. (Woodwind), a provider of voice-over-broadband network edge access solutions, based in Germantown, Maryland. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Under the terms of the merger agreement, the Company acquired all outstanding capital stock of Woodwind by paying $7.5 million in cash and issuing 4.15 million shares of Company common stock. The Company assumed Woodwind's outstanding stock options, which, if fully vested and exercised, would result in the issuance of a 1.1 million shares of the Company's common stock. The total purchase price as of February 27, 2001 has been allocated to the assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Total purchase price:
   Cash Consideration                 $    7,500
   Common Stock                           39,465
   Options Assumed                         2,591
   Acquisition Expenses                      726
                                      ----------
                                      $   50,282
                                      ==========

Purchase Price Allocation:
   Fair market value of net tangible
     assets acquired at
       February 27, 2001                 $    6,728
                                                    Economic
                                                      Life
                                                    --------
Intangible assets acquired:
     Workforce-In-Place                    1,236       3
     Tradename                               346       4
     Core technology                       3,022       4
     Current technology                      310       4
     In-process technology                 5,081
     Goodwill                             35,525       4
     Deferred tax liabilities             (1,966)
                                      -----------
                                      $   50,282
                                      ==========


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

The development projects, both the ClariNet, and the Piccolo are software intensive network edge products. Both projects are based on the same integrated access gateway (IAG) platform. ClariNet is capable of providing end users with Centrex like features and is designed to operate as a PBX replacement. In addition, ClariNet scales in multiples of 4, to a total of 12 voice lines, and can be stacked to provide coverage to 24 standard voice lines. Piccolo is being developed to be a lower cost alternative aimed at offices that do not need a robust feature set for future expansion and provides eight voice ports and one 10/100 Mbps Ethernet port, but retains the distributed central office architecture of the ClariNet. Additionally, the Company is in the process of enhancing the ClariNet and Piccolo products with next generation software to enable voice over internet protocol (VoIP) capabilities as well as ATM enhancements, enhanced reliability and new features. Development of ClariNet and Piccolo will utilize the same software platform. At the time of acquisition, the product development was approximately 50% complete and the estimated costs to complete the development of both products was expected to be an additional $1.1 million. Management expects that products being developed will become available for sale during the next 12 months; however, no assurances can be given. The Company expects to benefit from the acquired research and development related to these products once it begins shipping. Costs incurred on the projects after the acquisition date through September 30, 2001 are approximately $630,000. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Significant assumptions have been used to determine the value of in-process technology, include the following: first, an income approach that focuses on the income producing capability of the acquired technology, and best represents the present value of the future economic benefits the Company expects to derive from them; second, forecasted net cash flows that the Company expects might result from the development effort are determined using projections prepared by the Company's management; third, a discount rate of 25% was used, based upon the estimated weighted average rate of return for Woodwind, which is consistent with the implied transaction discount rate; and fourth, a premium of 10% for the in-process technology was added to reflect the additional risk of the in-process technology, thus resulting in the use of an overall 35% discount rate.

In accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," the Company recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options assumed in the acquisition as deferred stock compensation. Such deferred stock compensation, which aggregated $588,000, is recorded as a separate component of stockholders' equity and will be amortized over the vesting term of related options. For the three and nine months ended September 30, 2001, the Company recorded compensation expense of $38,000 and $93,000 respectively, related to these awards in the accompanying condensed consolidated statement of operations.

Pro Forma Financial Results

The following selected unaudited pro forma combined results of operations for the nine months ended September 30, 2000 and 2001 of the Company and Woodwind have been prepared assuming that the acquisition occurred at the beginning of the periods presented. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                       Nine Months Ended
                                                         September 30,
                                                    -------------------------
                                                      2000           2001
                                                    ------------ ------------

Net revenue                                         $  21,468      $  36,069
Net loss                                             ($43,764)      ($37,491)
Net loss per share                                     ($2.75)        ($1.05)
Shares used in calculation of net loss per share       15,923         35,728


The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill and deferred stock compensation associated with the acquisition. The $5.1 million charge for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.

5. RESTRUCTURING CHARGE

During the quarter ended September 30, 2001, the Company announced and completed a restructuring plan intended to better align its operations with the changing market conditions. This plan is designed to prioritize VINA's high growth areas of business, focus on profit contribution and reduce expenses. This restructuring includes workforce reduction and other operating reorganization. As a result of the restructuring efforts, the Company reduced its workforce by approximately 20%.

A summary of the restructuring benefit and expenses for the three months ended September 30, 2001 is as follows (in thousands):

                             Restructuring                       Accrual at
                               Provision        Utilized     September 30, 2001
                            --------------- -------------- ---------------------

Stock compensation benefit    $   (2,569)     $       --         $       --
Workforce reduction                  991             760                231
                              ----------      ----------         ----------
Restructuring benefit, net
                              $   (1,578)     $      760         $      231
                              ===========      =========         ==========

Workforce reduction -- The restructuring program resulted in the reduction of approximately 40 employees across all functions.. As of September 30, 2001, the Company made $760,000 in severance payments. The remaining balance of $231,000 related to severance and fringe benefits is expected to be disbursed in full by the first quarter of 2002.

Restructuring benefit, net -- In connection with the workforce reduction, the Company recorded a net benefit of $2.6 million. This net benefit resulted from a $3.0 million benefit for the reversal of prior period estimated stock compensation expense on forfeited stock options offset by $431,000 of stock compensation expense resulting from the acceleration of unvested stock options in accordance with employee separation agreements.

6. SUBSEQUENT EVENTS

On October 17, 2001, the Company entered into a definitive agreement to complete a private equity financing which would generate gross proceeds of up to approximately $24.3 million. Under the securities purchase agreement, the

Company will sell up to 25.3 million shares of unregistered common stock, at a price of approximately $0.64 per share, and warrants to acquire up to an additional 8.1 million shares of the Company's common stock at $1.00 per share. The warrants become exercisable for a period of three years upon the closing of each of the two stages of the private placement of common stock. The warrants are subject to early expiration if the Company's share price exceeds a predefined trading price over a period of time.

On October 17, 2001, the Company entered into a merger agreement to acquire MOS Acquisition Corporation. MOS Acquisition was formed solely to purchase assets from Metrobility Optical Systems, Inc., which recently filed for bankruptcy. The sale of the assets to MOS Acquisition is dependent upon bankruptcy court approval, as well as satisfaction of other conditions. If the bankruptcy court does not approve the purchase of the assets by MOS Acquisition, then VINA Technologies will not acquire MOS Acquisition. The assets consist of all of the assets and technology currently used by Metrobility in connection with its development of optical concentration products. MOS Acquisition is owned by Sierra Ventures VII, L.P. and Sierra Ventures Associates VII, LLC. These Sierra Ventures entities, affiliates of a member of our Board of Directors, Mr. Jeffrey
M.  Drazan,   are  both  substantial   stockholders  and  secured  creditors  of
Metrobility. Pursuant to the merger, assuming the Company obtains stockholder approval before the closing occurs, the Company will issue to the Sierra Ventures entities 2,217,527 shares of common stock. If the merger closes before the Company obtains stockholder approval for the issuance of the shares, the Company will issue promissory notes in the aggregate principal amount of $2.0 million with an interest rate of 6% per year. These notes will convert automatically into 2,217,527 shares of common stock upon stockholder approval of the issuance of the shares. If the stockholders do not approve the issuance of the shares, the principal amount and all interest on the promissory notes will be due and payable one year from the date the notes are issued.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion, the words "may," "will," "could" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses, expected cash flows, expected expenses, expected capital expenditures, expected deferred stock compensation, the adequacy of capital resources, growth in operations, the ability to integrate companies and operations that we may acquire, the expected date of and our ability to enter into a definitive manufacturing contract with Benchmark, expected reduction of operation costs, the timing and magnitude of cost reductions and associated charges resulting from our restructuring plan, our strategy with regard to protecting our proprietary technology, the ability to compete and respond to rapid technological change, our ability to obtain stockholder approval for the sale of shares of our common stock in our contemplated private financing, the ability to obtain bankruptcy approval for the acquisition of certain of the assets of Metrobility Optical Systems, Inc., our ability to locate and lease suitable research and development facilities in New Hampshire, expected customer concentration, ability to execute our business plan, our ability to reach a cash flow break even position and the performance and utility of products and services. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the extent to which the current economic environment affects our current and potential customers' demand for our products, the effects of competition, competitive pricing and alternative technological advances, the extent to which our current and future products compete with the products of our customers, our ability to implement successfully and achieve the goals of our corporate restructuring plan, our ability to design, market and manufacture successfully products that address market demands, our ability to accurately predict our manufacturing requirements, our ability to maintain relationships with vendors of emerging technologies, changes in our business plans, our ability to obtain stockholder approval for the sale of shares of our common stock in our contemplated private financing, the ability to obtain bankruptcy approval for the acquisition of certain of the assets of Metrobility Optical Systems, Inc., whether other potential buyers will acquire the assets of Metrobility Optical Systems, Inc. under the bankruptcy court's bidding procedures, our ability to integrate the former employees of Metrobility Optical Systems, Inc. into our company, our ability to retain and attract highly skilled engineers for our research and development activities, and our ability to execute our business plan, and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in ours expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     During the quarter ended September 30, 2001 we announced and completed a restructure plan intended to better align our operations with the changing market conditions. This plan is designed to prioritize VINA's high growth areas of business, focus on profit contribution and reduce expenses. This restructure includes workforce reduction. As a result of the restructuring efforts we reduced our workforce by approximately 40 employees across all functions.

     On October 17, 2001, we announced that we intend to sell up to approximately 25.3 million shares of common stock and warrants to purchase up to
8.1 million shares of our common stock in a private offering. The financing will consist of a two-stage private placement of common stock. The first stage, which closed on October 19, 2001, involved the sale of approximately 5.6 million shares at a price of approximately $0.64 per share and warrants to purchase 1,795,283 shares of common stock, resulting in the receipt of gross proceeds by VINA of approximately $3.6 million. The second stage of the investment will require stockholder approval under the Nasdaq Stock Market Rules, since it would result in the issuance by VINA of more than 20 percent of our outstanding shares. Subject to stockholder approval and other customary conditions, the second stage would involve the private placement of up to an additional 19.7 million shares at a price of approximately $0.64 per share, expected to result in gross proceeds to us of up to $12.6 million. On October 19, 2001, we entered into a separate securities purchase agreement with an additional investor for the sale of 1,524,390 shares of common stock, plus warrants to purchase 500,000 shares of common stock, at a price per share of approximately $0.66. The offering is expected to result in gross proceeds to us of $1.0 million and is also subject to stockholder approval under the Nasdaq Stock Market Rules. The warrants issued and to be issued pursuant to these offerings have an exercise price of $1.00 per share, and have a three-year term, subject to earlier termination if our share price equals or exceeds $2.00 for a period of 20 out of any 30 consecutive trading days. We expect to use the net proceeds of these offerings for working capital and general corporate purposes. Proceeds may also be used to make strategic investments, acquire or license technology or products, or acquire businesses that may complement our business.

     In addition, if we consummate the merger with MOS Acquisition Corporation, acquiring certain assets of Metrobility Optical Systems, Inc., described below, a portion of the proceeds may also be used in connection with increased personnel and research and development costs associated with the acquired assets.

     On October 17, 2001, we entered into a merger agreement to acquire MOS Acquisition Corporation. MOS Acquisition was formed solely to purchase assets from Metrobility Optical Systems, Inc., which recently filed for bankruptcy. The sale of the assets to MOS Acquisition is dependent upon bankruptcy court approval, as well as satisfaction of other conditions. If the bankruptcy court does not approve the purchase of the assets by MOS Acquisition, then VINA Technologies will not acquire MOS Acquisition. The assets consist of all of the assets and technology currently used by Metrobility in connection with its development of optical concentration products. MOS Acquisition is owned by Sierra Ventures VII, L.P. and Sierra Ventures Associates VII, LLC. These Sierra Ventures entities, affiliates of a member of our Board of Directors, Mr. Jeffrey
M.  Drazan,   are  both  substantial   stockholders  and  secured  creditors  of
Metrobility. Pursuant to the merger, assuming we obtain stockholder approval before the closing occurs, we will issue to the Sierra Ventures entities 2,217,527 shares of our common stock. If the merger closes before we obtain stockholder approval for the issuance of the shares, we will issue promissory notes in the aggregate principal amount of $2.0 million with an interest rate of 6% per year. These notes will convert automatically into 2,217,527 shares of common stock upon stockholder approval of the issuance of the shares. If our stockholders do not approve the issuance of the shares, the principal amount and all interest on the promissory notes will be due and payable one year from the date we issue the notes.

     In contemplation of the acquisition of the Metrobility assets pursuant to the merger, in late September and early October 2001 we hired approximately 28 former employees of Metrobility, most of whom are engineers, to continue the research and development of optical concentration products started at Metrobility. VINA has entered into a joint services agreement with Metrobility, which has been approved by the bankruptcy court and allows VINA and its newly hired engineers and other personnel access to the Metrobility facilities and to the assets and technology used in Metrobility's optical concentration products currently under development in advance of the consummation of their sale to MOS Acquisition. If the asset sale is not approved by the bankruptcy court, VINA will have expended a significant amount of time and money evaluating and working with these assets and technology without gaining any rights to use the assets and technology in the future. If the asset sale is approved by the bankruptcy court and the sale of the assets is consummated, VINA will need to locate new facilities in New Hampshire to house its new employees and continue the optical concentration research and development activities.

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

     From our inception in June 1996 through February 1997, our operating activities related primarily to developing and testing prototype products, commencing the staffing of our sales and customer service organizations and
establishing   relationships   with  our   customers.   We  began  shipping  our

Multiservice  T1  Integrator  product  family in March  1997,  our  Multiservice
Xchange product in May 1999 and our MBX product in September 2001. Since inception, we have incurred significant losses, and as of September 30, 2001, we had an accumulated deficit of $111.3 million.

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

     Our customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of our historical net revenue. For the nine months ended September 30, 2001, sales to our five largest customers accounted for approximately 91% of our net revenue, of which sales to Lucent Technologies, NUVOX Communications and Advanced Telecom Group accounted for 49%, 20%, and 15%, respectively, of our net revenue. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to experience significant customer concentration for the foreseeable future. To date, international sales have not been significant. International sales have been denominated primarily in U.S. dollars and, accordingly, we have not been exposed to significant fluctuations in foreign currency exchange rates.

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

     Stock-based compensation consists of the fair value of stock options granted to non-employees for services and the amortization of deferred stock compensation on stock options granted to employees. Deferred stock compensation represents the difference between the deemed fair market value of our common stock at the time of option granted and the exercise prices of these options. We are amortizing deferred stock compensation using a multiple option award valuation approach over the vesting periods of the applicable options, which is generally four years. The amortization of deferred stock compensation, based upon options granted through September 30, 2001, is expected to be $2.1 million in the last quarter of 2001, $5.1 million in 2002, $1.8 million in 2003 and $330,000 thereafter.

     Interest income, net, consists primarily of interest earned on our cash, cash equivalent and short-term investment balances partially offset by interest expense associated with our debt obligations.

Results of Operations

     Three and Nine months Ended September 30, 2001 and 2000

     Net revenue. Net revenue increased to $36.1 million for the nine months ended September 30, 2001 from $21.2 million for the nine months ended September 30, 2000. Net revenue increased to $13.0 million for the quarter ended September 30, 2001 from $9.2 million for the quarter ended September 30, 2000. The growth in net revenues is primarily due to increased unit sales to existing customers and sales to new customers.

     Cost of revenue. Cost of revenue including stock-based compensation increased to $23.9 million for the nine months ended September 30, 2001 from $14.2 million for the nine months ended September 30, 2000. Cost of revenue including stock based-compensation increased to $8.0 million for the quarter ended September 30, 2001 from $6.0 million from the quarter ended September 30, 2000. Gross profit including stock-based compensation increased to $12.1 million for the nine months ended September 30, 2001 from $7.0 million for the nine months ended September 30, 2000. Gross profit including stock based compensation increased to $5.0 million for the quarter ended September 30, 2001 from $3.1 million for the quarter ended September 30, 2000. Gross profit including stock-based compensation as a percentage of net revenue increased to 33.6% for the nine months ended September 30, 2001 from 33.1% for the nine months ended September 30, 2000. This increase was due to a reduction in stock-based compensation from $1.3 for the nine months ended September 30, 2000 compared to $800,000 for the nine months ended September 30, 2001, offset by a $1.8 million expense for excess inventory purchase commitment in the first quarter of 2001. The provision for the excess inventory purchase commitments was primarily the result of a shift in one of our customer's demands from next generation network equipment to traditional Time Division Multiplex (TDM) network equipment. Gross profit including stock-based compensation as a percentage of net revenue increased to 38.4% for the quarter ended September 30, 2001 from 34.2% for the quarter ended September 30, 2000 as a result of a decrease in stock-based compensation from $587,000 for the three months ended September 30, 2000 compared to $219,000 for the three months ended September 30, 2001, offset by higher average cost of sales and lower average sale price.

     Research and development expenses. Research and development expenses including stock-based compensation increased to $17.7 million for the nine months ended September 30, 2001, from $14.3 million for the nine months ended September 30, 2000. Research and development expense including stock based compensation decreased to $5.1 million for the quarter ended September 30, 2001 from $5.9 million for the quarter ended September 30, 2000. Research and development expenses including stock-based compensation as a percentage of net revenue decreased to 49.1% in the first nine months of 2001 from 67.5% in the first nine months of 2000 as our revenue increased at a faster rate than research and development expenses and our stock-based compensation decreased to $3.9 million for the nine months ended September 30, 2001 from $5.7 million for the nine months ended September 30, 2000. Research and development expenses including stock-based compensation as a percentage of net revenue decreased to 39.5% for the quarter ended September 30, 2001 compared to 64.2% for the quarter ended September 30, 2000 as our revenue increased at a faster rate than research and development expenses and our stock-based compensation decreased to $897,000 for the quarter ended September 30, 2001 from $2.5 million for the quarter ended September 30, 2000.

     In late September and early October 2001, we hired 28 new employees in anticipation of our acquisition of certain assets of Metrobility Optical Systems, Inc. pursuant to our contemplated merger with MOS Acquisition Corporation. If we acquire the assets pursuant to the merger, we plan to lease facilities in New Hampshire where the newly hired personnel and the assets are located. As a result of this, we believe that research and development expenses excluding stock-based compensation will increase in absolute dollar amounts in the next quarter.

     Selling, general and administrative expenses. Selling, general and administrative expenses including stock-based compensation decreased to $24.1 million for the nine months ended September 30, 2001 from $25.5 million for the nine months ended September 30, 2000. Selling, general and administrative expenses including stock based compensation decreased to $6.5 million for the quarter ended September 30, 2001 from $10.2 million for the quarter ended

September 30, 2000. Selling, general and administrative expenses including stock based compensation as a percentage of net revenue decreased to 66.9% for the first nine months of 2001 from 120% for the first nine months of 2000, as our revenue increased at a faster rate than selling, general and administrative expenses and the value of stock-based compensation decreased to $6.2 million for the nine months ended September 30, 2001 from $10.8 million for the nine months ended September 30, 2000. Selling, general and administrative expenses including stock-based compensation as a percentage of net revenue decreased to 50% for the three months ended September 30, 2001 from 110.9% for the three months ended September 30, 2000, as our revenue increased at a faster rate than selling, general and administrative expenses and the value of stock-based compensation decreased to $1.5 million for the three months ended September 30, 2001 compared to $4.0 million for the three months ended September 30, 2000.

     Stock-based compensation. Stock-based compensation expense decreased to $8.4 million for the nine months ended September 30, 2001 from $17.8 million for the nine months ended September 30, 2000. Stock-based compensation expense decreased to $55,000 for the quarter ended September 30, 2001 from $7.1 million for the quarter ended September 30, 2000. The decrease is primarily due to our use of the multiple option award approach for amortizing deferred stock compensation, which results in accelerated amortization coupled with a net benefit associated with the workforce reduction of $2.6 million. This net benefit resulted from a $3.0 million benefit for the reversal of prior period estimated stock compensation expense on forfeited stock options offset by $431,000 of stock compensation expense resulting from the acceleration of unvested stock options in accordance with employee separation agreements. Based on stock options granted through September 30, 2001, we expect to record $2.1 million of amortization of stock-based compensation in the three months ending December 31, 2001.

     Restructuring expenses. Restructuring expenses, excluding the impact of stock-based compensation, of $991,000 for the three and nine months ended September 30, 2001 resulted primarily from severance and outplacement costs associated with the workforce reduction plan in the third quarter of 2001.
Including the impact of stock-based compensation, we recorded a net restructuring benefit of $1.6 million for the three and nine months ended September 30, 2001. As of September 30, 2001, we made $760,000 in severance payments. The remaining balance of $231,000 related to severance and fringe benefits is expected to be disbursed in full by the first quarter of 2002.

     Interest income, net. Interest income, net for the nine months ended September 30, 2001 increased to $1.3 million from $881,000 for the nine months ended September 30, 2000. This increase was primarily attributable to higher average cash balances. Interest income, net for the quarter ended September 30, 2001 decreased to $277,000 from $485,000 for the quarter ended September 30, 2000. This decreases was primarily attributable to interest earned on lower average cash balances and lower interest rates.

Liquidity and Capital Resources

     Net cash used in operating activities for the nine months ended September 30, 2001 was $23.8 million and $11.4 million for the nine months ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2001 resulted primarily from the net loss from operations of $37.8 million, an increase in accounts receivable, inventory, and accounts payable of $4.2 million, $4.4 million, and $1.3 million, respectively, off-set by a net decrease in accrued and other current liabilities of $1.3 million, a net increase in prepaids and other assets of $$503,000 and non-cash activities including depreciation and amortization of fixed assets, goodwill and intangible assets of $7.2 million, stock-based compensation of $8.4 million, in-process research and development of $5.1 million and an inventory commitment purchase charge of $1.8 million.

     Net cash provided by investing activities was $34.8 million for the nine months ended September 30, 2001 and net cash used in investing activities was $46.9 million for the nine months ended September 30, 2000. Cash provided by investing activities for the nine months ended September 30, 2001 was primarily due to net proceeds from the sale or maturity of short-term investments of $37.3 million, offset by purchase of short term investments of $1.1 million, net cash used for the acquisition of Woodwind, net of cash acquired, of $454,000 and purchase of property and equipment of $983,000.

     Net cash provided by financing activities was $438,000 for the nine months ended September 30, 2001 and $62.6 million for the nine months ended September 30, 2000. Cash provided by financing activities for the nine months ended September 30, 2001 was primarily due to net proceeds of $760,000 from the sale of common stock for the nine months ended September 30, 2001 compared to $36.5 million from the sale of common stock and $23.8 million from the sale of convertible preferred stock for the nine months ended September 30, 2000.

     We anticipate that operating expenses will constitute a material use of our cash resources. In addition, we may use cash resources, to fund acquisitions such as our recent acquisition of Woodwind and our contemplated acquisition of certain assets of Metrobility Optical Systems or invest in complementary businesses, technologies or products. We believe that our cash on hand including the $3.6 million raised in the October 2001 financing will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

During the quarter ended September 30, 2001, we announced and completed a restructuring plan intended to better align our operations with changing market conditions. With our cost reduction efforts and if we successfully execute our business plan, we believe we will be able to reach a cash break-even position. We will from time to time, however, review and may pursue additional financing opportunities. For example, to provide a financial cushion for our working capital needs, in October 2001 we entered into securities purchase agreements with investors to sell up to approximately $17.2 million of our common stock and warrants to purchase shares of our common stock. On October 19, 2001, we issued approximately 5.6 million shares at a price of approximately $0.64 per share and warrants to purchase approximately 1.8 million shares of common stock, resulting in the receipt of gross proceeds by us of approximately $3.6 million. The sale of the remaining shares of common stock and warrants is subject to stockholder approval. If we are unable to execute our business plan as anticipated, do not realize our expected operation cost reductions, or do not sell the remaining shares of common stock referred to above we may need to obtain additional funding during 2002, and we may seek to sell additional equity or debt securities or secure a bank line of credit. Currently, we have no other immediately available sources of liquidity. The sale of additional equity or other securities could result in additional dilution to our stockholders. Arrangements for additional financing may not be available in amounts or on terms acceptable to us, if at all.

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

     We have incurred significant losses since inception and expect that our net losses and negative cash flow from operations will continue for the foreseeable future. We incurred net losses of approximately $8.0 million in 1998, $17.1 million in 1999, $43.3 million in 2000 and $37.8 million for the nine months ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of approximately $111.3 million. To achieve profitability, we will need to generate and sustain substantially higher net revenue while maintaining reasonable cost and expense levels. We expect to continue to incur significant expenses for research and development, sales and marketing, customer support, developing direct sales and distribution channels, and general and administrative expenses.

We rely on a small number of telecommunications customers for substantial portions of our net revenue. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed.

     We derive almost all of our net revenue from direct sales to a small number of telecommunications customers and our indirect sales through Lucent Technologies, our original equipment manufacturer, or OEM, customer that sells and markets our products. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed. Our five largest customers accounted for approximately 89% of our net revenue for the nine months ended September 30, 2001, of which sales to Lucent Technologies, Nuvox Communications, and Advanced Telecom Group accounted for 49%, 20% and 15%, respectively. We expect that the telecommunications industry will continue to experience consolidation. If any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. In addition, if our OEM customer is acquired, we could lose that customer. For example, Intermedia Communications, one of our service provider customers, was acquired by MCI WorldCom. Also, the ultimate business success of our direct service provider customers, our OEM customer and VARs, and our indirect customers who purchase our products through an OEM customer and VARs, could affect the demand for our products. In addition, any difficulty in collecting amounts due from one or more of our key customers could harm our operating results and financial condition. If any of these events occur, our net revenue could decline and our operating results and business could be harmed.

The difficulties experienced by many of our current customers have had and are expected to continue to have an adverse effect on our business.

     To date, we have sold the majority of our products to CLEC (competitive local exchange carrier) customers. CLECs have experienced extreme difficulties in obtaining financing for their businesses. As a result, CLECs have been forced to scale back their operations or terminate their operations. If our customers become unable to pay for shipped products, we may be required to write-off significant amounts of our accounts receivable. Similarly, if our customers order products and then suspend or cancel the orders prior to shipping, we will not generate revenues from the products we build. In such circumstances, our inventories may increase and our expenses will increase. Further, we may incur substantially higher inventory carrying costs and excess inventory that could become obsolete over time. We expect that our business will continue to be significantly and negatively affected unless and until there is substantial improvement in the ability of CLECs to finance their businesses.

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

     A significant portion of our net revenue is derived from sales to Lucent Technologies, our OEM customer. Our agreement with our OEM customer is not exclusive and does not contain minimum volume commitments. Lucent Technologies accounted for approximately 49% of our net revenues for the nine months ended September 30, 2001. Our OEM agreement with Lucent expires in May 2002. Lucent may terminate the agreement earlier upon 60 days' notice. At any time or after a short period of notice, our OEM customer could elect to cease marketing and selling our products. They may so elect for a number of reasons, including the acquisition by our OEM customer of one or more of our competitors or their technologies, or because one or more of our competitors introduces superior or more cost-effective products. In addition, we intend to develop and market new products that may compete directly with the products of our OEM customer, which may also harm our relationships with this customer. For example, our MBX product may compete with products offered by our OEM customer, which could adversely affect our relationship with that customer. Our existing relationship with our OEM customer could make it harder for us to establish similar relationships with our OEM customer's competitors. Any loss, reduction, delay or cancellation in expected sales to our OEM customer, or our inability to establish similar relationships with new OEM customers in the future, would hurt our business and our ability to increase net revenues and could cause our quarterly results to fluctuate significantly.

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

     The development of new or enhanced products is a complex and uncertain process. We and our OEM manufacturers have in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we had expected to begin shipments of our MBX product in the second quarter of 2001, but the schedule for these shipments were delayed to the third quarter of 2001 because of continued development issues. Development costs and expenses are incurred before we generate any net revenues from sales of products resulting from these efforts. We intend to continue to incur substantial research and development expenses, which could have a negative impact on our earnings in future periods.

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

     We do not have internal manufacturing capabilities and have generally relied primarily on a contract manufacturer, Flextronics International Limited, to build our products. Effective April 1, 2001, we transferred primary manufacturing responsibility of our products from Flextronics to Benchmark Electronics. We do not yet have a signed definitive manufacturing contract with Benchmark. We expect to have a signed formal contract by December 2001. If we execute a formal contract with Benchmark, we anticipate that Benchmark will be able to cancel the contract on short notice and will not be obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our reliance on Benchmark involves a number of risks, including the lack of operating history between us and Benchmark, the current absence of any written contract, absence of control over our manufacturing capacity, the unavailability of, or interruptions in, access to process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. If we are unable to successfully negotiate a contract with Benchmark that will meet our manufacturing needs, we will not have a primary manufacturing contract with any third party. We will have to immediately identify and qualify one or more acceptable alternative manufacturers, which could result in substantial manufacturing delays and cause us to incur significant costs. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would harm our ability to meet our scheduled product deliveries to our customers, harm our reputation and could cause the loss of existing or potential customers, any of which could seriously harm our business and operating results.

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

     We have rapidly and significantly expanded our operations in recent periods. This expansion significantly strains our managerial, operational and financial resources. Also, in recent months we hired a new vice president of engineering, and in late September and early October 2001 we hired 28 new employees in contemplation of the acquisition of assets of Metrobility Optical Systems, Inc. To manage the expected growth of our operations and personnel, we will be required to:

     o    improve  existing  and  implement  new   operational,   financial  and
          management controls, reporting systems and procedures;

     o    motivate, manage and cross-train existing personnel;

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

     Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom would be difficult to replace. None of our officers or key employees is bound by an employment agreement for any specific term, and we do not have "key person" life insurance policies covering any of our employees. The competition for qualified personnel is remains strong in our industry and in Northern California, where there is a high concentration of established and emerging growth technology companies. This competition makes it more difficult to retain our key personnel and to recruit new highly qualified personnel. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing shareholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. In particular, we have experienced difficulty in hiring software, hardware and system test engineers and engineers with voice and data experience. We believe that we will continue to experience difficulty in recruiting and retaining qualified personnel in the future. If we are not able to attract and retain the necessary personnel, we could face delays in developing our products and implementing our sales and marketing plans, and we may not be able to grow our business.

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

     The market for multiservice broadband access products is highly competitive. We compete directly with numerous companies, including Accelerated Networks, ADTRAN, Carrier Access, Clarent, Cisco Systems, Lucent Technologies, Nortel Networks and Polycom. Many of our current and potential competitors have longer operating histories, greater name recognition, significantly greater selling and marketing, technical, manufacturing, financial, customer support, professional services and other resources, including vendor-sponsored financing programs. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products to leverage their customer bases and broaden product offerings to gain market share. In addition, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that compete with our products or even render our products obsolete. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing or new competitors. In addition, due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter our markets, thereby further intensifying competition.

     We believe that our existing OEM customer continuously evaluates whether to offer its own multiservice broadband access devices. If our OEM customer decides to internally design and sell its own multiservice broadband access devices, or acquire one or more of our competitors or their broadband access technologies, it could eliminate or substantially reduce its purchases of our products. Lucent Technologies accounted for approximately 49% of our net revenues for the nine months ended September 30, 2001. In addition, our current growth may cause our OEM customer to view us as greater competition. Our OEM relationship could also be harmed as we develop and market new products that may compete directly with the products of our OEM customer. For example, our MBX product may compete with products offered by our OEM customer, which could adversely affect our relationship with that customer. We cannot assure you that our OEM customer will continue to rely, or expand its reliance, on us as an external source of supply for its multiservice broadband access devices. Because we rely on one OEM customer for a substantial portion of our net revenues, a loss of sales to this OEM customer could seriously harm our business, financial condition and results of operations.

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

     We may review acquisition prospects and strategic investments that could complement our current product offerings, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. For example, on February 27, 2001, we acquired Woodwind Communications Systems, Inc., a provider of voice-over-broadband network edge access solutions, and in October 2001 we agreed to acquire certain assets of Metrobility Optical Systems, Inc. pursuant to a merger with MOS Acquisition Corporation. The issuance of equity securities in connection with these acquisitions or investments could significantly dilute our investors. If we incur or assume debt in connection with these acquisitions or investments, we may incur interest charges that could increase our net loss. We have little experience in evaluating, completing, managing or integrating acquisitions and strategic investments. Acquisitions and strategic investments may entail numerous integration risks and impose costs on us, including:

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

     In October 2001, we entered into agreements to sell up to approximately $17.18 million of our common stock. In mid-October, we sold approximately $3.6 million of the stock. The sale of the remaining shares is subject to stockholder approval. We anticipate that if we do not obtain stockholder approval to sell these remaining shares we may need to obtain additional funding during 2002. If our capital requirements vary significantly from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. In addition, holders of these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities would have rights, preferences and privileges senior to holders of common stock. The terms of these securities could also impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, which could negatively impact our product development and sales.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to financial market risks related to interest rates and foreign currency exchange rates. Our investments in commercial paper and debt obligations are subject to interest rate risk, but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value as of December 31, 2000 or at September 30, 2001. To date, our international sales have been denominated primarily in U.S. dollars, and accordingly, a hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations. The functional currency of our subsidiary in the United Kingdom is the U.S. dollar and as the local accounts are maintained in British pounds, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of business. As of the date of this report, there are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 2. Changes in Securities and Use of Proceeds

     On October 17, 2001, we amended our Rights Agreement which contains the terms of our stockholder rights plan, under which a right is attached to each share of our outstanding common stock. Amendment No. 1 to our Rights Agreement provides that Sierra Ventures' and its affiliates' purchase of common stock in the private placement of our shares of common stock and warrants to purchase common stock pursuant to that certain Securities Purchase Agreement dated as of October 17, 2001 among VINA and the investors on the signature pages thereto and the issuance to Sierra Ventures of the merger consideration described in the October 17, 2001 Agreement and Plan of Merger by and between VINA and MOS Acquisition Corporation will not result in the separation of the rights from our common stock. The percentage of our common stock which Sierra Ventures and its affiliates may own without triggering the stockholder rights plan is defined in the amendment to the Rights Agreement. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to Amendment No. 1 to the Rights Agreement, which was filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form 8-A dated October 24, 2001. A copy of the Rights Agreement was originally filed as Exhibit
4.1 to the Company's Registration Statement on Form 8-A dated July 25, 2001.

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

     The net proceeds were predominately held in a money market fund and commercial paper and bonds as of September 30, 2001. Of the net proceeds approximately $7.5 million was used towards partial consideration of the purchase of Woodwind Communications Systems, Inc. and $9.4 million was used towards operating expenses of the business.

Item 6. Exhibits and Reports on Form 8-K

     (b) The Company filed a report on Form 8-K on July 25, 2001 with respect to the adoption of a stockholder rights plan as described in Item 5 of the Form 8-K.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VINA TECHNOLOGIES, INC.


Date:  November 14, 2001            By:     /s/ Steven M. Bauman
                                         -------------------------------------
                                         Steven M. Bauman
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date:  November 14, 2001            By:     /s/ Stanley E. Kazmierczak
                                         -------------------------------------
                                         Stanley E. Kazmierczak
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)