Form 10-K
period 2001-12-31
VINA TECHNOLOGIES INC
filed 2002-04-01
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)
       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From        To
                          ----------------------------

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
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on March 26, 2002) was approximately $10,667,745.00. As of March 26, 2002, there were 62,259,271 shares of Common Stock, $0.0001 per share par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2002 Annual Meeting of Stockholders to be held on May 22, 2002.

     .


                                                        VINA TECHNOLOGIES, INC.
                                                           TABLE OF CONTENTS
                                                                                                             Page

PART I............................................................................................................3

   Item 1.  Business..............................................................................................3
   Item 2.  Properties...........................................................................................11
   Item 3.  Legal Proceedings....................................................................................11
   Item 4.  Submission of Matters to a Vote of Security Holders..................................................11

PART II..........................................................................................................12

   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................................12
   Item 6.  Selected Consolidated Financial Data.................................................................14
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................15
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........................................28
   Item 8.  Consolidated Financial Statements ...................................................................29
   Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.................49

PART III.........................................................................................................49

   Item 10.  Directors and Executive Officers of the Registrant..................................................49
   Item 11.  Executive Compensation..............................................................................49
   Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................49
   Item 13.  Certain Relationships and Related Transactions......................................................49

PART IV..........................................................................................................49

   Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.......................49



                                     PART I

Item 1.  Business

When used in this report the words "may," "will," "could" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses, expected cash flows, expected expenses, expected capital expenditures, expected deferred stock compensation, the extent of fluctuations in gross margins, the adequacy of capital resources, growth in operations, the ability to integrate companies and operations that we may acquire, expected reduction of operation costs, the timing and magnitude of cost reductions and associated charges resulting from our restructuring plan, our ability to reach a cash flow break-even position, our strategy with regard to protecting our proprietary technology, the ability to compete and respond to rapid technological change, the extent to which we can develop new products, expected customer concentration, ability to execute our business plan, the ability to resolve the software issues and related applications deficiencies of our MBX product and the expected date to ship the MBX products, the extent to which we can maintain relationships with vendors of emerging technologies, the extent to which and at what rate demand for our services increases, the extent to which the telecommunications industry experiences consolidation, our ability to expand our international operations and enter into new markets, the extent to which we and our ability to actively participate in marketing, business development and other programs, the extent to which we can expand our field sales operations and customer support organizations and build our infrastructure, the extent we can build market awareness of our company and our products, and the performance and utility of products and services.

     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the extent to which the current economic environment affects our current and potential customers' demand for our products, the effects of competition, competitive pricing and alternative technological advances, the extent to which our current and future products compete with the products of our customers, our ability to implement successfully and achieve the goals of our corporate restructuring plan, our ability to design, market and manufacture successfully products that address market demands, our ability to accurately predict our manufacturing requirements, our ability to maintain relationships with vendors of emerging technologies, changes in our business plans, our ability to integrate the former employees of Metrobility Optical Systems, Inc. into our company, our ability to retain and attract highly skilled engineers for our research and development activities, our ability to execute our business plan, and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in ours expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     In this report, all references to "VINA" "we," "us," "our" or the "Company" mean VINA Technologies, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

     This Form 10-K includes the following registered trademarks as well as filed applications to register trademarks of VINA Technologies including:
Integrator-300, VINA, VINA Technologies, eLink-100, Multiservice Broadband Xchange, MX-500, MX-550, and Multiservice Xchange. All other trademarks and trade names appearing in this Form 10-K are the property of their respective holders; for example, SLC, ConnectReach and AnyMedia are trademarks and trade names of Lucent Technologies. The inclusion of other companies' brand names and products in this Form 10-K is not an endorsement of VINA.

Overview

     VINA Technologies develops and markets multiservice broadband access communications equipment that enable telecommunications service providers to deliver bundled voice and data services. Our products integrate various broadband access technologies, including both circuit- and packet-based technologies, onto a single platform and ease capacity constraints in the first mile of communications networks by integrating multiple lines for voice, data and video onto one broadband connection. We believe that, by converging formerly discrete services and by simultaneously concentrating voice and data, our solutions lower capital and operational expenses for service providers. Our products also add revenue opportunities for telecommunications carriers by enabling them to quickly and cost-effectively deploy bundled broadband services. These services include local and long-distance telephony, high-speed data, Internet access, business-to-business electronic commerce, extended local area networks, outsourced applications services and messaging. By supporting both circuit- and packet-based technologies, our products also protect service providers' investments in existing circuit-switched networks and offer them a cost-effective migration path to emerging packet-based networks. They also facilitate seamless and remote upgrades and service provisioning by our customers.

     We sell our products to competitive local exchange carriers, interexchange carriers and incumbent local exchange carriers through our direct sales force and value added resellers and as an original equipment manufacturer. Our OEM customers and largest service provider customers include Lucent Technologies, Allegiance Telecom , Nuvox Communications, Advanced TelCom Group, and BellSouth.

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

     Difficulty of Profitably Connecting Customers to Metro Access Networks

     In the past, carriers have lacked the technological means to concentrate voice and data in the same platform. Instead, they purchased separate pieces of equipment for each, resulting in an increased burden that multiplied their hardware costs and consumption of precious space in co-locations and central office facilities. Further aggravating the companies' capital expenditures was the longstanding need to invest extensively in specialized telecommunications devices such as digital loop carriers, digital access cross-connect systems and Frame Relay switches. To regain control over expenses, service providers have focused on limiting the concentration of their voice and data to a relatively few large locations such as central offices and thus minimizing their number of purchases devices. But the decision to locate the equipment in sites that lie far from customer premises compounded the carriers' requirements for backhaul transport and all its associated costs.

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

     CLECs. CLECs have targeted the large business market in particular and have gained market share from ILECs in recent years. Most CLECs have provided either voice or data services and are facing numerous challenges as they attempt to achieve profitability. CLECs are seeking to decrease network expense by improving bandwidth management and reducing customer turnover. They are also seeking to increase revenue per customer by introducing bundled suites of enhanced voice and data services, such as long distance, local call routing, Internet access, business-to-business electronic commerce and web hosting. CLECs have also taken the lead in offering bundled voice and data services to small to medium size businesses, a market which we believe has been dominated, but underserved, by ILECs. These businesses often do not have the financial or technical resources of large businesses to invest in and manage costly parallel voice and data networks. We believe that small to medium size businesses present an opportunity for CLECs to substantially grow their customer base. According to the Yankee Group, at the end of 2001 the U.S. alone contained approximately 6.3 million small and medium-sized businesses that ranged from two to 499 employees.

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

The VINA Solution

     We develop and market broadband access communications equipment that offers, in one product, access to circuit- and packet-based networks. Our products enable service providers to offer a complete suite of bundled voice and data services to end users, including customer premise, voice, video, data and Internet services, such as business-to-business electronic commerce and web hosting. Using our products, service providers may remotely and dynamically customize the services they deliver to individual customers. Furthermore, our customer premise products allow service providers to cost-effectively deliver bundled offerings from a single vendor with a single bill. Our customer premise products require little or no information technology expertise on the end users' part and allow service providers to deliver products for the first mile which reduce the cost and complexity associated with purchasing, operating and maintaining their networks.

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

     Our customer premise solutions accept multiple transport services into a single broadband access product. By incorporating various functions, such as firewall, channel bank and features of a private branch exchange onto a single platform, we enable our service provider customers to reduce their equipment costs and network complexity, ease migration from circuit- to packet-based networks, and enhance revenue opportunity from their installed customer base.

Our Products

     We offer a family of products for the first mile designed to allow carriers to cost-effectively and quickly deliver bundled voice and data services over broadband connections in the local loop and in metro access networks.

     Integrator-300

     Our Integrator-300 is a hardware platform solution that allows service providers to integrate their customers' voice, data, video and Internet requirements onto a single T1 connection. The multiservice broadband access products provide toll-quality voice service in both circuit- and packet-based networks. In addition, it supports software-based value-added features including intelligent local call routing, firewalls, service level agreement statistics and Business OfficeXchange, which enables our products to operate as stand-alone PBX systems. Consequently, the multiservice broadband access products not only lower deployment costs and streamline provisioning, but also enable our service providers to differentiate themselves in the market and address end users' service requirements.

         Our Integrator-300's channel bank function converts a T1 digital line into 24 individual analog telephone circuits. In addition, its integrated multiplexing and routing functionality allows the allocation of channels for video and personal computers, or PCs, as well as high-speed, dedicated Internet and frame relay access. The Integrator-300 also supports standard channel bank functionality and local call routing, which enables 911, 411 and local toll-free calls to be switched to ILECs and provides redundancy in the event of an interruption in T1 service.

     Multiservice Xchange product family

     Our Multiservice Xchange product family includes the MX-500, MX-550 and MX-400. The MX-500 and MX-550 are compact, multiservice broadband access platforms that deliver circuit- and packet-based voice, data, video and Internet access services. The MX-500 supports up to a maximum of two T1 lines and the MX-550 supports an international equivalent, E1 line. The MX-500 and MX-550 provide support for the circuit- based TDM network to deliver voice and data access services. The MX-500 and MX-550 also support asynchronous transfer mode, or ATM, voice and data services. Accordingly, the MX-500 and MX-550 meet the needs of both service providers who have implemented ATM networks, as well as providers who intend to migrate from existing circuit- to ATM packet-based networks. The MX-500 provides toll-quality voice service in both circuit- and packet-based networks. The MX-550 also supports telecommunication protocols used in major international markets. Consequently, the MX-500 and MX-550 enable our service provider customers to realize savings in deployment, facility and maintenance costs, streamline provisioning and expand the range of services our customers are able to offer to end users.

     We recently introduced the MX-400, a product originally developed by Woodwind Communications Systems. The MX-400 is designed to provide a single point of connectivity for the delivery of integrated network services. These services include broadband access, continuous Internet access, public and private voice/facsimile services and private data services using Frame Relay, ATM or IP over SDSL or T1 delivery technologies. The MX-400 also enables Voice over IP, or VoIP, with Media Gateway Control Protocol, or MGCP. The ability to offer MGCP functionality allows service providers to take advantage of the revenue generating benefits of deploying VoIP services to the small and medium sized business market.

     Our eLink product family of integrated access devices includes the eLink-108, -208 and -216. VINA's eLink family, first shipped in November 2000, currently offers a choice of up to eight or 16 analog phone ports and converges parallel voice, data, video and Internet transmissions over TDM and Frame Relay on one T1 connection. Both the eLink-208 and -216 further come with an Ethernet port for data and form a complete solution in one space-saving footprint by marrying a channel bank, IP router, DHCP server, CSU/DSU and firewall with Network Address Translation.

     The eLink-108, previously named the eLink-100, provides eight analog voice ports and integrates voice, data, video and Internet traffic over ATM and Frame Relay on one Synchronous Digital Subscriber Line connection at 2.3 megabits per second. The eLink-108 is designed to do the work of multiple telecommunications devices such as a channel bank and router and supports voice-over-Internet Protocol, MGCP and standards-based quality of service.

     Multiservice Broadband Xchange

     Designed for installation in sites such as central offices or co-locations, the Multiservice Broadband Xchange is designed to allow providers to deploy bundled voice and data services over T1 connections in metro access networks.

     Installed in central office and co-locations, the Multiservice Broadband Xchange, or MBX, is a multiservice platform designed to enable service providers to deploy bundled voice and data services to the first mile or edge of the network. The MBX platform provides a software-based migration path from TDM technology to ATM switching. This platform is designed for options that include DSL, fiber optics and service mediation with IP services.

     The MBX platform is designed to consolidate the voice concentration functionality of a digital loop carrier, the data aggregation and switching capabilities of a multiservice ATM switch, and the voice/data interworking functions of a media gateway. The MBX provides flexibility in its support of traditional concentration of voice lines with the added support of frame relay switching. Recently it was discovered that the MBX failed to meet all of its specified applications. We have temporarily suspended deployment of the MBX. The MBX is still available to customers that require only limited applications. We are currently working to resolve the software issues and expect to begin reshipments of the MBX in the second quarter of 2002. However, we can give no assurances that we will meet this goal or that we will be able to resolve all the software issues and application deficiencies presented by the MBX. Failure to resolve the issues with our MBX product in a timely manner could result in the loss of customers and a decrease in net revenue and market share.


Sales and Marketing

     Sales

     We sell our products to service providers directly through our sales force, and indirectly through our original equipment manufacturer, or OEM, customers and value added resellers, or VARs. We have established OEM customer and other marketing relationships in order to serve particular markets and provide our service provider customers with opportunities to purchase our products in conjunction with complementary products and services.

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

o OEM. OEM sales, in particular with Lucent are an important distribution channel for us in the United States. We believe Lucent's relationships with CLECs, ILECs and small independent operating companies will continue to enhance our ability to reach this large customer base. Lucent uses our products to deliver complete, end-to-end solutions that are installed and field-serviced by their technical support organizations. We plan to initiate and develop relationships with additional leaders in the communications equipment industry as potential OEM customers.

o Value-Added Resellers. In addition to direct sales and our OEM customers, we have existing relationships with VARs focused on the service provider market. We intend to leverage our existing VAR relationships to seek new opportunities for the deployment of our products. In addition to the VARs we work with in the United States, we are developing relationships with VARs in Europe, Latin America and South America.

     Whether we ship our products directly or through our OEM customers or VARs, maintaining a direct relationship with each of our service provider customers is an important part of our sales strategy. Since establishing a strong working relationship with our customers is critical to sales success and future product development, we strive to maintain strong visibility across our service provider customer base, regardless of the distribution channel. As of December 31, 2001, our sales organization consisted of 43 employees.

     Marketing

     Our marketing objectives include building market awareness and acceptance of our company and our products, as well as generating qualified customer leads. To accomplish these objectives, our marketing activities include public relations, communications, research, sales support, direct marketing, a web presence, product marketing, as well as channel marketing. We work directly with service providers to help them develop business models and introduce product packages, promotional programs and pricing strategies, all designed to promote the delivery of multiple voice and data services over a single broadband access facility. In addition, we actively work with a number of industry and trade publications and industry analysts to educate service providers on how to deploy, and the benefits of, multiservice broadband access networks. As of December 31, 2001, our marketing organization consisted of 10 employees.

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

Customers

     We primarily sell to CLECs, ILECs and independent operating companies through direct sales and indirectly through our OEM customer and VARs. The following is a list of some of our direct and indirect service provider customers:

o Allegiance Telecom     o e.spire Communications  o Nuvox Communications
o Advanced TelCom Group  o FiberNet                o TelePacific Communications
o BellSouth              o KMC Telecom             o Time Warner Telecom.
o Broadwing              o MCI WorldCom


     Our top three customers, including Lucent, accounted for approximately 74% of our net revenue for the year ended December 31, 2001, of which Lucent, Nuvox Communications, and Advanced TelCom Group accounted for 42%, 20%, and 12% of our net revenue, respectively.

     For the year ended December 31, 2000, sales to Lucent accounted for 31% of our net revenue. Five customers, including Lucent Technologies, accounted for approximately 75% of our net revenue for the year ended December 31, 2000, of which sales to Lucent and Nuvox Communications accounted for 31% and 28% of our net revenue, respectively.

     For the year ended December 31, 1999, sales to Lucent accounted for 46% of our net revenue. Five customers, including Lucent, accounted for approximately 83% of our net revenue for the year ended December 31, 1999.

Strategic Relationships

     A key element of our plan is to expand our sales, marketing and distribution channels through strategic relationships. We have established, and will continue to pursue, these strategic relationships in order to grow net revenues, and to provide indirect sales and marketing of our solutions.

     Lucent Technologies. In May 1998, we entered into an OEM agreement with Lucent, which we restated in May 1999. The Lucent agreement expires in May 2002. The agreement may be terminated by Lucent at any time upon 60 days' notice. Our working relationship with Lucent offers each of us a number of strategic advantages. Lucent uses our products to offer a complete end-to-end solution for the first mile integrating voice and data traffic. In turn, we have the opportunity to leverage Lucent's extensive sales force and marketing relationships to reach new customers and markets.

     Lucent incorporates our Integrator-300 and MX-500 into its ConnectReach product family. ConnectReach consists of our Integrator-300 and a seamless connection to Lucent's SLC-2000 Access System, a digital loop carrier, enabling the two products to function as a single, integrated voice and data access system. ConnectReach also interconnects with the AnyMedia Access System, a next-generation digital loop carrier. Lucent's ConnectReach Plus consists of our MX500 with a seamless connection with either Lucent's SLC-2000 Access System or AnyMedia access system. Designed to offer cost-effective enhanced bundled services to branch offices and small and medium sized businesses, the ConnectReach Plus seamlessly integrates voice, data, video, and Internet access over a common T1, E1 or DSL network connection. The ConnectReach Plus can be deployed today in a TDM network to provide support for existing services such as TDM voice, data, and Internet access. The same ConnectReach Plus chassis can be configured for voice over ATM, providing a smooth migration path for service providers.

     Interoperability Relationships

     Maintaining product compatibility with a broad range of equipment vendors and central office gateway protocols is critical to our success as a supplier of first mile solutions. These relationships allow us to work with other vendors to develop solutions that continue to simplify the network and enhance our market position with service providers. We have entered into interoperability agreements with three vendors in the voice over DSL market--CopperCom, Jetstream and Tollbridge. These agreements help minimize the technology risk to our service provider customers.

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

     Digital Subscriber Line Expertise

     DSL has emerged as the most attractive first mile access technology for providing high bandwidth data access over existing copper telephone lines. In addition to high-speed access, DSL technology lowers access costs, compared to equivalent T1 lines. Several versions of DSL are being implemented for differing applications, including synchronous digital subscriber line, or SDSL, high-bit rate digital subscriber line, or HDSL, and HDSL2 for business applications. We have designed our products to scale quickly and easily add new transmission technologies. We have implemented HDSL in our Integrator-300 product line and implemented SDSL in our eLink-100 product line.

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

     Hardware Design

     Our customers favor telecommunications grade hardware designs. Thus we have avoided hardware design technology commonly used in the PC industry. Instead our designs incorporate microprocessors specifically developed for communications applications and for high reliability and high availability environments. We utilize design techniques that result in over-design of our digital circuitry, analog circuitry, cooling and power systems. We incorporate field programmable gate array logic components where possible to simplify designs and improve reliability. Our interface designs incorporate popular standard chipsets in order to assure compatibility with other carrier equipment. Our hardware designs include many maintenance features that help our customers reduce their operating costs. Service providers, for example, can use our equipment to test their analog lines while the line is not inoperable. We design our hardware with a high degree of modularity that gives the company the flexibility to create solutions on short notice. Our highly modular designs also produce efficiencies that allow us to reduce manufacturing costs. We perform extensive environmental testing on all of our products and most of our products are designed for and meet network equipment building systems, or NEBs, requirements adopted by most carriers. Our products are also designed to meet the European telecommunications and physical standards. We believe that all our designs meet applicable Underwriters Labs and Federal Communications Commission standards.

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

     Research and development expenses, including stock-based compensation, all product development, system testing and documentation, were approximately $7.8 million in 1999, $20.6 million in 2000 and $23.3 million in 2001. All of our product development costs have been expensed as incurred. We have licensed certain commercially available software from third parties. We conduct the majority of our research and development at our Newark, California headquarters and are in the process of establishing additional centers in the United States and internationally. As of December 31, 2001, we had 103 full-time employees in research and development.

     While we develop some custom products for our OEM customers, most of our research and development efforts are focused on standard products. We have significant hardware and software expertise in both TDM and ATM network technologies. We place heavy emphasis on our design verification processes, which include extensive testing at our Newark, California facilities and significant interoperability testing at partner sites.

Manufacturing

     We outsource our manufacturing operations to Benchmark Electronics. Benchmark is located in Angleton, Texas. We believe outsourcing our manufacturing enables us to benefit from the component purchasing capabilities of a global contract manufacturer that can accommodate significant increases in production volume and product mix, as necessary. We use a rolling 12-month forecast based on anticipated product orders to determine our product requirements. We, in turn, provide these forecasts to the contract manufacturer, which purchases the components for our products and assembles them to our specifications.

     Benchmark performs board assembly, systems configuration and testing and product shipping. We have developed comprehensive inspection tests and use statistical process controls to assure the reliability and quality of our products. Our manufacturing engineers develop all test procedures and design and build all equipment and stations required to test our products. We integrate these manufacturing tests with our contract manufacturer's build processes. Our manufacturing personnel work closely with our design engineers to design for manufacturability, and to ensure that our test methods remain current as broadband access technologies evolve.

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

Competition

     The market for multiservice broadband access products is extremely competitive. We believe that competition will increase substantially as the introduction of new technologies, deployment of broadband access networks, and potential regulatory changes create new opportunities for established and emerging companies. Furthermore, DSL- and T1-based solutions compete with broadband wireless and cable offers. We face competition primarily in two areas: equipment manufacturers, such as Accelerated Networks, Adtran, Carrier Access Corporation, Polycom and Zhone Technologies and diversified equipment manufacturers such as Cisco Systems, Lucent, Siemens, and Alcatel. In addition, we may in the future compete with SS7 gateway suppliers as well as Voice-over-DSL, or VoDSL, suppliers.

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

     We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect our trade secrets and know-how. We currently have four patent applications pending, and another patent application in process, but no issued patents. Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of our intellectual property is individually critical to our current operations. However, taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. Our intellectual property protection measures may be insufficient to prevent misappropriation of our technology. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies, processes or rights that are important to our business. These assertions may result in litigation requiring us to pay substantial damages or to redesign or stop selling our products. Also, even if we were to prevail, litigation could be time-consuming and expensive and could divert our time and attention. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. We may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. Any necessary licenses may not be available on reasonable terms.

Employees

     As of December 31, 2001, we employed 186 full-time employees including 53 in sales and marketing, 11 in operations, 103 in research and development, and 19 in finance and administration. Our employees are not covered by any collective-bargaining agreements, and we consider our relations with our employees to be good.

Item 2. Properties

     Our headquarters are in Newark, California, where we lease approximately 52,000 square feet of space. We also operate facilities in Richardson, Texas, Germantown, Maryland and Berkshire, England. As of December 2001, we had sublease and lease agreements covering approximately 75,000 square feet that expire on various dates ranging from October 2002 to July 2007. We believe that our current facilities are adequate to support our current and anticipated near-term operations and believe that we can obtain additional space we may need in the future on commercially reasonable terms.

Item 3. Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of business. As of the date of this report, there are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

     On December 17, 2001, at a special meeting of our stockholders, we sought and obtained stockholder approval for two proposals. The first proposal related to the issuance of shares of our common stock and warrants to purchase shares of our common stock in two private placements for an aggregate consideration of $17.18 million pursuant to securities purchase agreements VINA entered into on October 17, 2001 and October 19, 2001. In the first stage of the private placements, we sold 5,619,037 shares and warrants to purchase 1,795,283 shares to investors, resulting in gross proceeds to VINA of $3,590,564. In Proposal 1, we sought and obtained stockholder approval for the additional issuance and sale of up to an aggregate of 21,226,168 shares of common stock and warrants to purchase 6,794,717 shares of common stock. 24,616,598 shares voted for Proposal 1, 45,971 shares voted against Proposal 1, 190,184 shares abstained, and there were no broker non-votes. In Proposal 2, we sought and obtained stockholder approval for the issuance of an aggregate of 2,217,527 shares of common stock, either directly or upon conversion of promissory notes, to Sierra Ventures VII, L.P. and Sierra Ventures Associates VII, LLC pursuant to the merger of MOS Acquisition Corporation with and into VINA. 23,487,492 shares were voted for Proposal 2, 1,358,588 shares were voted against Proposal 2, 6,673 shares abstained, and there were no broker non-votes.

EXECUTIVE OFFICERS

     Set forth below is information concerning our executive officers who report under Section 16 of the Securities Exchange Act of 1934, as amended, and their ages as of March 26, 2002:


       Name                Age                    Position(s)
       ----                ---                    -----------
Steven M. Bauman           57     President, Chief Executive Officer and Director
Stanley E. Kazmierczak     41     Vice President, Finance and Administration, Chief
                                    Financial Officer and Secretary
Thomas J. Barsi            34     Vice President, Business Development and Marketing
                                    Communications
Julie P. Cotton            55     Vice President, Human Resources
Darrell R. Furlong         44     Vice President, Engineering
T. Diane Pewitt            45     Executive Vice President, Operations
C. Reid Thomas             40     Executive Vice President, Sales and Product Marketing


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

     Thomas J. Barsi has served as our Vice President, Business Development and Marketing Communications since July 2001. Mr. Barsi served as our Vice President, Business Development from December 1999 to July 2001, our Director of Sales from January 1999 to December 1999 and our Director of Marketing from July 1996 to January 1999. Prior to joining us, he was Director of Marketing responsible for the product line of high-end business products for Pacific Bell Internet from June 1995 to July 1996 and a product manager at Pacific Bell Internet from September 1994 to June 1995.

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

     Darrell R. Furlong has served as our Vice President, Engineering since September 2001. Mr. Furlong was Senior Vice President of Research and Development and Chief Technology Officer for METRObility Optical Systems from October 1997 to September 2001. Mr. Furlong served as a Director of the router division of Bay Networks/Wellfleet (acquired by Nortel Networks) from June 1992 to October 1997. He also directed all hardware development activities at Concord Communications from May 1986 to June 1992.

     T. Diane Pewitt has served as our Executive Vice President, Operations since September 2001. Ms. Pewitt served as our Executive Vice President, Operations and Research Development from March 2001 until September 2001 and our Vice President, Operations from March 2000 until March 2001. She served as Vice President of Messaging for the service provider line of business for Lucent Technologies from June 1999 to March 2000. She also served as the Vice President of Operations for Lucent Technologies' Octel Messaging Division from January 1998 to June 1999. Ms. Pewitt was also Director of Operations for Lucent from June 1994 to January 1998.

     C. Reid Thomas has served as our Executive Vice President, Sales and Product Marketing since July 2001. Mr. Thomas served as our Vice President, Sales from April 2000 until July 2001. He served as Managing Director, Sales for Lucent Technologies, where he was responsible for AT&T Markets from August 1996 to April 2000. Prior to his employment with Lucent, Mr. Thomas was Group Manager, Strategy and Alliances for Octel Communications, from January 1995 to August 1996.

                                    PART II

Item 5.  Market Registrant's Common Equity and Related Stockholder Matters

     (a) Our common stock has been traded on the Nasdaq National Market ("Nasdaq") under the symbol "VINA" since our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on Nasdaq as reported in its consolidated transaction reporting system.

                                                     High              Low
                                                     ----              ---
Fiscal year ended December 31, 2000
   Third Quarter (from August 10, 2000)..........   $24.00            $12.25
   Fourth Quarter................................    14.25              3.06
Fiscal year ended December 31, 2001
   First Quarter.................................   $ 6.00            $ 1.25
   Second Quarter................................     2.34              1.00
   Third Quarter.................................     1.85              0.52
   Fourth Quarter................................     2.05              0.54

     The last reported sale price of our common stock on the Nasdaq National Market was $0.75 per share on March 26, 2002. As of March 26, 2002 our common stock was held by 478 stockholders of record.

     We have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of August 6, 2001. Each right, when exercisable, entitles the registered holder to purchase from VINA one one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock, at a price of $35.00 per one one-thousandth of a share, subject to adjustment. Other than the foregoing, we have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future dividends, if any.

     In October 2001 we issued and sold an aggregate 5,619,037 shares of our common stock and warrants to purchase 1,795,283 shares of our common stock to a total of 7 investors, including members of our management and affiliates of our board of directors, at a per share price of $.639 per share for an aggregate purchase price of $3.6 million.

     In December 2001 we issued and sold 15,006,942 shares of our common stock and warrants to purchase 4,794,717 shares of our common stock to a total of 7 investors, including members of our management and affiliates of our directors, at a per share price of $.639 for an aggregate purchase price of $9.6 million. The exercise price of the warrants is $1.00 per share.

     In December 2001 we issued and sold to one investor 1,524,390 shares of our common stock and warrants to purchase 500,000 shares of our common stock at a purchase price of $.656 per share for an aggregate purchase price of $1.0 million.

     All of the warrants mentioned above have an exercise price of $1.00 per share. Each warrant has a term of three years. If the closing trading price of shares of our common stock is $2.00 or more for twenty days during a period of thirty consecutive trading days, the warrants will terminate early and will cease to be exercisable ten days following receipt of notice from VINA of such an occurrence. Upon exercise of the warrants, VINA will determine whether the exercise price is to be paid in cash or in shares of VINA common stock pursuant to net issuance provisions. However, if the warrants are exercised upon the occurrence of an early termination as described above, then the investor may elect to pay the exercise price in cash or in shares of VINA common stock pursuant to the net issuance provisions.

     In December 2001 we issued an aggregate of 2,217,527 shares of our common stock to two Sierra Ventures entities pursuant to an agreement and plan of merger.

     The sales of the above securities were considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients had adequate access, through their relationship with the Company to information about the Company.

     (b) On August 9, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-36398), relating to the initial public offering of our common stock. The managing underwriters in the offering were Lehman Brothers, Inc., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray, Inc. The offering commenced on August 10, 2000, and was closed on August 15, 2000, after we sold all of the 3,000,000 shares of common stock registered under the Registration Statement. On September 15, 2000, the underwriters purchased 450,000 shares from us in connection with the exercise of the underwriters' over-allotment option. The initial public offering price was $12 per share for an aggregate initial public offering of $41.4 million (including the 450,000 shares sold to the underwriters upon exercise of the over-allotment option), netting proceeds of approximately $36.5 million to us after underwriting fees of approximately $2.9 million and other offering expenses of approximately $2.0 million. None of these fees and expenses were paid to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or an affiliate of the Company.

     The net proceeds were predominately held in a money market fund and commercial paper and bonds as of December 31, 2001. Of the net proceeds approximately $7.5 million was used towards partial consideration of the purchase of Woodwind Communications Systems, Inc. and $17.1 million was used towards operating expenses of the business.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data has been derived from the audited consolidated financial statements. When you read this selected consolidated financial data, it is important that you also read the consolidated financial statements and related notes included in this Form 10-K, as well as the section of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our historical results are not necessarily indicative of our future results.



                                                                     Years Ended December 31,
                                                     --------------------------------------------------------
                                                       1997          1998       1999        2000       2001
                                                     --------      --------   --------     -------   --------
                                                                (in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue .......................................   $    579    $  4,393    $ 12,700    $ 32,078    $ 46,896
Cost of revenue (excluding stock-based
   compensation) ..................................        542       2,054       7,713      19,240      29,551
                                                      --------    --------    --------    --------    --------
Gross profit (excluding stock-based compensation) .         37       2,339       4,987      12,838      17,345
Costs and expenses:
     Research and development (excluding stock-
       based compensation) ........................      1,906       4,174       6,690      12,609      18,841
     Selling, general and administrative (excluding
       stock-based compensation) ..................      2,532       6,414      10,881      21,124      22,898
     Stock-based compensation, net (*) ............         79         154       4,715      24,169      10,570
     In-process research and development ..........         --          --          --          --       5,081
     Amortization of intangible assets ............         --          --          --          --       8,243
     Restructuring expenses (excluding stock-based
       compensation) ..............................         --          --          --          --         991
                                                      --------    --------    --------    --------    --------
       Total costs and expenses ...................      4,517      10,742      22,286      57,902      66,624
                                                      --------    --------    --------    --------    --------
Loss from operations ..............................     (4,480)     (8,403)    (17,299)    (45,064)    (49,279)
Other  income, net ................................        165         413         223       1,732       1,383
                                                      --------    --------    --------    --------    --------
Net loss ..........................................   $ (4,315)   $ (7,990)   $(17,076)   $(43,332)   $(47,896)
                                                      ========    ========    ========    ========    ========

Net loss per share, basic and diluted(1) ..........   $  (4.83)   $  (2.63)   $  (3.30)   $  (2.63)   $  (1.29)
                                                      ========    ========    ========    ========    ========

Shares used in computation, basic and diluted(1) ..        894       3,038       5,169      16,467      37,121
                                                      ========    ========    ========    ========    ========

-------------------------
(*) Stock-based compensation, net:

Cost of revenue ...................................   $     --      $    2    $    152    $  1,855    $  1,016
Research and development ..........................         36          78       1,098       7,985       4,446
Selling, general and administrative ...............         43          74       3,465      14,329       7,677
Restructuring benefit .............................         --          --          --          --      (2,569)
                                                      --------    --------    --------    --------    --------
Total .............................................   $     79    $    154    $  4,715    $ 24,169    $ 10,570
                                                      ========    ========    ========    ========    ========


                                                                      December 31,
                                                    -----------------------------------------------
                                                      1997     1998      1999      2000      2001
                                                    -------  -------    ------   -------    -------
                                                                            (in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments   $ 3,543   $11,359   $ 2,568    $44,499   $16,305
Working capital (deficit) .......................     2,896    11,058      (492)    40,657    28,558
Total assets ....................................     4,524    14,456     6,673     58,536    79,911
Long-term debt, less current portion ............       400       655       534         --        --
Total stockholders' equity ......................     3,233    11,549       348     44,829    66,274

------------
(1) The diluted net loss per share computation excludes potential shares of common stock issuable pursuant to convertible preferred stock and options to purchase common stock, as well as common stock subject to repurchase rights held by us, as their effect would be antidilutive. See Notes 1 and 9 of notes to consolidated financial statements for a detailed explanation of the determination of the shares used in computing basic and diluted net loss per share.


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

Recent Developments

     On February 27, 2001, we completed the acquisition of Woodwind Communications Systems, Inc., a provider of voice-over-broadband network edge access solutions. We issued 4.1 million shares of common stock and paid $7.5 million in cash in exchange for all of Woodwind's outstanding capital stock. In addition, we assumed Woodwind's outstanding stock options, which, if fully vested and exercised, would result in the issuance of 1.1 million shares of VINA common stock. The transaction was accounted for as a purchase.

     During July 2001, we announced and completed a restructuring plan intended to better align our operations with the changing market conditions. This plan is designed to prioritize VINA's higher growth areas of business, focus on opportunities for profit contribution and reduce expenses. This restructuring included workforce reduction of approximately 40 employees across all functions and an operational reorganization. During the quarter ended December 31, 2001, we sold approximately 22.2 million shares of common stock and warrants to purchase approximately 7.1 million shares of our common stock in a private offering, resulting in the receipt of gross proceeds by VINA of approximately $14.2 million. The warrants issued pursuant to this offering have an exercise price of $1.00 per share, and have a three-year term, subject to earlier termination if our share price equals or exceeds $2.00 for a period of 20 out of any 30 consecutive trading days. We expect to use the net proceeds of this offering for working capital, research and development and general corporate purposes. Proceeds may also be used to make strategic investments, acquire or license technology or products, or acquire businesses that may complement our business.

     In December 2001, we acquired optical concentration technology and related equipment business of Metrobility Optical Systems. In connection with this acquisition we issued to the Sierra Ventures entities 2.2 million shares of our common stock valued at $2.5 million on the purchase date. The total purchase price (including $676,000 in direct acquisition expenses) was allocated on a fair value basis resulting in $1.9 million of intellectual property (intangible assets) and $1.3 million of fixed assets.

Overview

     VINA Technologies, Inc. is a leading developer of multiservice broadband access communications equipment that enables communications service providers to deliver bundled voice and data services. Our products integrate various broadband access technologies, including existing circuit-based and emerging packet-based networks, onto a single platform to alleviate capacity constraints in communications networks.

     From our inception in June 1996 through February 1997, our operating activities related primarily to developing and testing prototype products, commencing the staffing of our sales and customer service organizations and establishing relationships with our customers. We began shipping our Multiservice Integrator-300 product family in March 1997, our Multiservice Xchange product in May 1999 and our MBX product in September 2001. Since inception, we have incurred significant losses, and as of December 31, 2001, we had an accumulated deficit of $121.4 million.

     We market and sell our products and services directly to communications service providers and through OEM customers and value-added resellers, or VARs. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Product revenue is generated from the sale of communications equipment embedded with software that is essential to its functionality, and accordingly, the Company accounts for these transactions in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and Statement of Position
(SOP) 97-2, Software Revenue Recognition. Product revenue is recognized when all SAB No. 101 and SOP 97-2 criteria are met which generally occurs at the time of shipment. In multiple element arrangements where there are undelivered elements at the time of shipment, product revenue is recognized at the time of shipment as the residual value of the arrangement after allocation of fair value to the undelivered elements based on vendor specific objective evidence (VSOE). Service revenue is generated from the sale of installation, training and postcontract customer support (PCS) agreements related to the communications equipment. The Company also accounts for these transactions in accordance with SAB No. 101 and SOP 97-2, and as such recognizes revenue when all of the related revenue recognition criteria are met which is: (i) at the time the installation or training service is delivered; and (ii) ratably over the term of the PCS agreement. In multiple element arrangements where these services are undelivered when the communications equipment is shipped, the Company defers the fair value of these undelivered elements based on VSOE and recognizes revenue as the services are delivered. The Company additionally records a provision for estimated sales returns and warranty costs at the time the product revenue is recognized.

     Our customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of our historical net revenue. For the year ended December 31, 2001, sales to our three largest customers accounted for approximately 74% of our net revenue, of which sales to Lucent Technologies, Nuvox Communications and Advanced TelCom Group accounted for 42%, 20% and 12% of our net revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to experience significant customer concentration for the foreseeable future. To date, international sales have not been significant.
International sales have been denominated primarily in U.S. dollars and, accordingly, we have not been exposed to significant fluctuations in foreign currency exchange rates.

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

     We expect our gross margin to be affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, inventory obsolescence, costs of components and sub-assemblies, costs from our contract manufacturers and the mix of products or system configurations sold.
Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Currently, we derive a significant portion of our revenue from sales made to our OEM customers. A significant increase in revenue to these OEM customers would adversely reduce our gross margin percentage.

     Research and development expenses consist primarily personnel and related costs, consulting expenses and prototype costs related to the design, development, testing and enhancement of our multiservice broadband access products, and excludes amortization of deferred stock compensation. We expense all of our research and development expenses as incurred.

     Selling, general and administrative expenses consist primarily of; personnel and related costs, including salaries and commissions for personnel engaged in direct and indirect selling and marketing and other administrative functions and promotional costs, including trade shows and related costs, and excludes amortization of deferred stock compensation.

     Stock-based compensation consists of the fair value of stock options granted to non-employees for services and the amortization of deferred stock compensation on stock options granted to employees. Deferred stock compensation represents the difference between the deemed fair market value of our common stock at the time of the grant of the option and the exercise prices of these options. We are amortizing deferred stock compensation using a multiple option award valuation approach over the vesting periods of the applicable options, which is generally four years. The amortization of deferred stock compensation, based upon options granted through December 31, 2001, was $10.3 million in 2001 and is expected to be $5.0 million in 2002, $1.7 million in 2003 and $406,000 thereafter.

     Other income, net, consists primarily of interest earned on our cash, cash equivalent and short-term investment balances partially offset by interest expense associated with our debt obligations.

     From inception through December 31, 2001, we incurred net losses for federal and state income tax purposes and have not recognized any income tax provision or benefit. As of December 31, 2001, we had $72.0 million of federal and $26.0 million of state net operating loss carryforwards to offset future taxable income that expire in varying amounts through 2020 and 2005, respectively. Given our limited operating history and losses incurred to date, coupled with difficulty in forecasting future results, a full valuation allowance has been provided against deferred tax assets. Furthermore, as a result of changes in our equity ownership from our preferred stock offerings and initial public offering, utilization of net operating losses and tax credits may be subject to substantial annual limitations due to the ownership change limitations as defined by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Results of Operations

     The following table sets forth selected consolidated statements of operations data as a percentage of net revenue for the periods indicated. For purposes of this table, cost of revenue, gross profit, research and development, and selling, general and administrative amounts and restructuring expenses do not include stock-based compensation.

                                                  Years Ended December 31,
                                               ------------------------------
                                                 1999       2000      2001
                                               --------   --------  ---------

Net revenue ................................     100.0%    100.0%    100.0%
Cost of revenue (excluding stock-based
  compensation) ............................      60.7      60.0      63.0
                                                ------    ------    ------
Gross profit (excluding stock-based
  compensation) ............................      39.3      40.0      37.0
                                                ------    ------    ------
Costs and expenses:
  Research and development (excluding stock-
      based compensation) ..................      52.7      39.3      40.2
  Selling, general and administrative
      (excluding stock-based compensation) .      85.7      65.9      48.8
  Stock-based compensation, net (*) ........      37.1      75.3      22.6
  In-process research and development ......        --        --      10.8
  Amortization of intangible assets ........        --        --      17.6
  Restructuring expenses (excluding stock-
       based compensation) .................        --        --       2.1
                                                ------    ------    ------
Total costs and expenses ...................     175.5     180.5     142.1
                                                ------    ------    ------
Loss from operations .......................    (136.2)   (140.5)   (105.1)
                                                ------    ------    ------
Other income, net ..........................       1.8       5.4       3.0
                                                ------    ------    ------
Net loss ...................................    (134.4)%  (135.1)%  (102.1)%
                                                ======    ======    ======



     -------------------------
     (*) Stock-based compensation, net:
     Cost of revenue........................       1.2%      5.8%      2.2%
     Research and development...............       8.6%     24.9%      9.5%
     Selling, general and administrative....      27.3%     44.6%     16.4%
     Restructuring expenses.................         -         -      (5.5%)
                                                ------    ------    ------
     Total..................................      37.1%     75.3%     22.6%
                                                ======    ======    ======

Fiscal Years Ended December 31, 2001, 2000 and 1999

     Net revenue. Net revenue was $46.9 million in 2001, $32.1 million in 2000 and $12.7 million in 1999. The 46% increase in net revenues in 2001 over 2000 was primarily due to increased unit sales of Integrator-300's and eLink products to existing customers. The 153% increase in net revenue in 2000 over 1999 was primarily due to increased unit sales to existing customers and sales to new customers.

     Cost of revenue. Cost of revenue including stock-based compensation was $30.6 million in 2001, $21.1 million in 2000 and $7.9 million in 1999. Gross profit including stock-based compensation increased to $16.3 million in 2001 from $11.0 million in 2000 and $4.8 million in 1999. Gross margin including stock-based compensation increased to 35% in 2001 from 34% in 2000 primarily due to a reduction in stock-based compensation to $1.0 million in 2001 compared to $1.9 million in 2000. Gross margin was further impacted in 2001 by a $1.8 million charge for excess inventory purchase commitment incurred in the first quarter of 2001. The provision for the excess inventory purchase commitments was primarily the result of a shift in one of our customer's demands from next generation network equipment to traditional Time Division Multiplex, or TDMnetwork equipment. Gross margin including stock-based compensation decreased to 34% in 2000 from 38% in 1999 primarily due to increased stock-based compensation in cost of revenue. We anticipate that our gross margin may continue to fluctuate due to many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and subassemblies, costs from our contract manufacturers, the mix of products or system configurations sold and changes in our mix of distribution channels.

     Research and development expenses. Research and development expenses including stock-based compensation increased to $23.3 million in 2001 from $20.6 million in 2000 and $7.8 million in 1999. These increases were primarily a result of additional personnel costs, higher prototype expenses and higher consulting costs associated with our continuing research and development efforts. We believe continued investment in research and development is critical to attaining our strategic product and cost reduction objectives, and as a result, we expect these research and development expenses to increase in absolute dollars in the future. Research and development expenses including stock-based compensation have changed as a percentage of net revenue from 61% in 1999 to 64% in 2000 and 50% in 2001. The increase from 1999 to 2000 was primarily due to an increase of $6.9 million stock-based compensation expense. The decrease from 2000 to 2001 was due primarily due to a $3.5 million decrease in stock-based compensation expense.

     Selling, general and administrative expenses. Selling, general and administrative expenses including stock based compensation decreased to $30.6 million in 2001 from $35.5 million in 2000 due to a decrease in stock-based compensation of $6.7 million partially offset by a $1.8 million increase in other general costs. The increase in expense from $14.3 million in 1999 to $35.5 in 2000 was primarily due to an increase in stock-based compensation of $10.9 million, increased personnel costs, including hiring of additional sales and key management personnel, as well as increased recruiting costs and increased promotional expenses, including trade shows and advertising. Selling, general and administrative expenses including stock-based compensation decreased as a percentage of net revenue from 113% in 1999 to 111% in 2000 and 65% in 2001. These decreases were a result of net revenue increasing at a rate faster than selling, general and administrative expenses and fluctuations in stock-based compensation expenses. We intend to actively participate in marketing, business development activities, selling and promotional programs, expand our field sales operations and customer support organizations and build our infrastructure to support our anticipated business growth and operation as a public company. As a result, we expect expenses related to these programs to continue to increase substantially in absolute dollars in the future.

     Stock-based  compensation.  Stock-based  compensation  expense decreased to
$10.6 million for 2001 from $24.2 million for 2000 and increased from $4.7 million for 1999. The increase from 1999 to 2000 is due to an increased number of options issued in 2000 with an exercise price below fair market value. The decrease from 2000 to 2001 is due to using the multiple-award approach for amortizing stock-based compensation coupled with the net restructuring benefit of $2.6 million associated with the reversal of prior period estimated stock compensation expense on previously amortized unvested stock options. Based on stock options granted through December 31, 2001, we expect to record amortization of stock compensation expense of $5.0 million and $1.7 million in 2002 and 2003, respectively, and $406,000 thereafter.

     In-process research and development. On February 27, 2001, we completed the acquisition of Woodwind Communications Systems, Inc., or Woodwind. In 2001 we recorded a one-time charge of $5.1 million for the purchased in-process technology related to development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with the our and Woodwind's management.

     Amortization of intangible assets. On February 27, 2001 we completed the acquisition of Woodwind Communications Systems, Inc., or Woodwind. As part of the acquisition, we acquired goodwill and other intangible assets of $38.5 million. In December 2001 we also purchased optical concentrator technology. As part of the purchase, we acquired $1.9 million of intellectual property (intangible assets). These assets are being amortized based on their expected useful lives. The expense recorded in the year 2001 was $8.2 million.

     Restructuring expenses. Restructuring expenses, excluding the impact of stock-based compensation, of $991,000 for the year ended December 31, 2001 resulted primarily from severance and outplacement costs associated with the workforce reduction plan in the third quarter of 2001. Including the impact of stock-based compensation, we recorded a net restructuring benefit of $1.6 million for the year ended December 31, 2001. As of December 31, 2001, we made $945,000 in severance payments. The remaining balance of $46,000 related to severance and fringe benefits is expected to be disbursed in the first quarter of 2002.

     Other income, net. Interest and other income, net decreased to $1.4 million, in 2001 from $1.7 million in 2000. This decrease was primarily due to lower cash balances resulting in lower interest earned. Interest and other income, net, increased to $1.7 million in 2000 from $223,000 in 1999. This increase was primarily attributable to higher cash balances resulting in higher interest income earned offset by interest expense on bank loans incurred in 1999.


Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2001 were $15.8 million, compared to $7.7 million at December 31, 2000. The increase of $8.1 million was attributable to cash provided by investing activities of $33.8 million and cash provided by financing activities of $4.6 million offset by cash used in operating activities of $30.4 million. Cash provided by investing activities was primarily attributable to proceeds from sales of short-term securities and cash provided by financing activities was attributable to net proceeds from the sale of common stock. Cash used in operating activities of $30.4 million consisted primarily of the net loss of $47.9 million, an increase in accounts receivable of $4.6 million, an increase in inventory of $2.6 million partially offset by non-cash charges of $10.1 million for depreciation and amortization, $10.6 million for stock-based compensation and $5.1 million for in-process research and development. We anticipate operating expenses will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions such as our recent acquisition of Woodwind Communications Systems and of certain assets of Metrobility Optical Systems, or invest in complementary businesses, technologies or products. We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

     During July 2001, we announced a restructuring plan intended to better align our operations with changing market conditions. With our cost reduction efforts and if we successfully execute our business plan, we believe we will be able to reach a cash flow break-even position. However, we will from time to time review and may pursue additional financing opportunities. For example, to provide for additional working capital needs, in the quarter ended December 31, 2001, we issued approximately 22.2 million shares and warrants to purchase approximately 7.1 million shares of common stock, resulting in the receipt of gross proceeds of $14.2 million. If we are unable to execute our business plan as anticipated we may need to obtain additional funding during 2002, and we may seek to sell additional equity or debt securities or secure a bank line of credit. Currently, we have no other immediately available sources of liquidity. The sale of additional equity or other securities could result in additional dilution to our stockholders. Arrangements for additional financing may not be available in amounts or on terms acceptable to us, if at all.

New Accounting Standards

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial position, results of operations or cash flows as the Company does not utilize free-standing and embedded derivative instruments.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of intangible assets with indefinite lives (goodwill, which includes the reclass of workforce-in-place, and tradenames) with a net carrying value of $27.6 million at December 31, 2001 and annual amortization of $8.8 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company has evaluated goodwill under SFAS No. 142 and has determined the adoption of this statement will not result in an impairment.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company on January 1, 2002. Management believes the adoption of this statement will not have an impact on the financial position, results of operations or cash flows of the Company.

     In November 2001,  consensus was reached by the Emerging  Issues Task Force
(EITF) on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-09 addresses the accounting consideration given by a vendor to a customer. The EITF is effective for the Company on January 1, 2002. Management has not yet determined the impact of adoption on the consolidated financial statements.

                                  RISK FACTORS

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

     We have incurred significant losses since inception and expect that our net losses and negative cash flow from operations will continue for the foreseeable future. We incurred net losses of approximately $17.1 million in 1999, $43.3 million in 2000 and $47.9 million in 2001. As of December 31, 2001, we had an accumulated deficit of approximately $121.4 million. To achieve profitability, we will need to generate and sustain substantially higher net revenue while maintaining reasonable cost and expense levels. We expect to continue to incur significant expenses for research and development, sales and marketing, customer support, developing direct sales and distribution channels, and general and administrative expenses.

We rely on a small number of telecommunications customers for substantial portions of our net revenue. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed.

     We derive almost all of our net revenue from direct sales to a small number of telecommunications customers and our indirect sales through Lucent Technologies, one of our original equipment manufacturer, or OEM, customers that sell and market our products. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed. Our three largest customers accounted for approximately 74% of our net revenue for the year ended December 31, 2001, specifically sales to Lucent Technologies, Nuvox Communications, and Advanced TelCom Group accounted for 42%, 20% and 12%, respectively. We expect that the telecommunications industry will continue to experience consolidation. If any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. In addition, if an OEM customer is acquired, we could lose that customer. For example, Intermedia Communications, one of our service provider customers, was acquired by MCI WorldCom. Also, the ultimate business success of our direct service provider customers, our OEM customers and value added resellers, or VARs, and our indirect customers who purchase our products through an OEM customer and VARs, could affect the demand for our products. In addition, any difficulty in collecting amounts due from one or more of our key customers could harm our operating results and financial condition. If any of these events occur, our net revenue could decline and our operating results and business could be harmed.

The difficulties experienced by many of our current and potential CLEC customers have had and are expected to continue to have an adverse effect on our business.

     To date, we have sold the majority of our products to competitive local exchange carrier, or CLEC, customers, either directly or through our OEM customers. CLECs have experienced extreme difficulties in obtaining financing for their businesses. As a result, CLECs have been forced to scale back their operations or terminate their operations. If our customers become unable to pay for shipped products, we may be required to write-off significant amounts of our accounts receivable. Similarly, if our customers order products and then suspend or cancel the orders prior to shipping, we will not generate revenues from the products we build. In such circumstances, our inventories may increase and our expenses will increase. Further, we may incur substantially higher inventory carrying costs and excess inventory that could become obsolete over time. We expect that our business will continue to be significantly and negatively affected unless and until there is substantial improvement in the ability of CLECs to finance their businesses.

Since the telecommunications industry is characterized by large purchase orders placed on an irregular basis, it is difficult to accurately forecast the timing and size of orders. Accordingly, our net revenue and operating results may vary significantly and unexpectedly from quarter to quarter.

     We may receive purchase orders for significant dollar amounts on an irregular basis depending upon the timing of our customers' network deployment and sales and marketing efforts. Because orders we receive may have short lead times, we may not have sufficient inventory to fulfill these orders, and we may incur significant costs in attempting to expedite and fulfill these orders. In addition, orders expected in one quarter could shift to another because of the timing of our customers' purchase decisions and order reductions or cancellations. For example, under our OEM agreement with Lucent, Lucent has the right to delay previously placed orders for any reason. The time required for our customers to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results. Accordingly, our net revenue and operating results may vary significantly and unexpectedly from quarter to quarter.

     Our customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. After building a significant inventory of our products, these parties may be faced with delays in these anticipated major projects for various reasons. For example, as a result, Lucent may be required to maintain a significant inventory of our products for longer periods than they originally anticipated, which would reduce further purchases. These reductions, in turn, could cause fluctuations in our future results of operations and severely harm our business and financial condition.

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

     The development of new or enhanced products is a complex and uncertain process. We and our OEM customers have in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we expected to begin shipment of our MBX product in the second quarter of 2001, but the schedule for these shipments was delayed to the third quarter of 2001 because of continued development issues and then suspended temporarily due to the MBX's failure to meet all of its specified applications. Development costs and expenses are incurred before we generate any net revenue from sales of products resulting from these efforts. We intend to continue to incur substantial research and development expenses, which could have a negative impact on our earnings in future periods.

If we do not predict our manufacturing requirements accurately, we could incur additional costs and suffer manufacturing delays.

     We currently provide forecasts of our demand to our contract manufacturer 12 months prior to scheduled delivery of products to our customers. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our manufacturing requirements, demand for our products are lower than forecasted, or a product in our manufacturing forecast becomes obsolete, our contract manufacturer may have purchased excess or obsolete inventory. For example, in March 2001 we expensed $1.8 million for excess inventory purchase commitments. For those parts that are unique to our products, we could be required to pay for these excess or obsolete parts and recognize related inventory write-offs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments which could negatively affect our net revenue in such periods.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses, experience product returns and lost sales and be subject to product liability claims.

     Our products are highly technical and are designed to be deployed in very large and complex networks. While our products have been tested, because of their nature, they can only be fully tested when deployed in networks that generate high amounts of voice or data traffic. Because of our short operating history, some of our products have not yet been broadly deployed. Consequently, our customers may discover errors or defects in our products after they have been broadly deployed. For example, following deployment of our MBX product it was discovered that the MBX failed to meet all of its specified applications. We have temporarily suspended deployment of the MBX. The MBX is still available to customers that require only limited applications. We are currently working to resolve the software issues and expect to begin reshipments of the MBX in our second quarter of 2002. However, we can give no assurances that we will meet this goal or that we will be able to resolve all the software issues and application deficiencies presented by the MBX. Failure to resolve the issues with our MBX product in a timely manner could result in the loss of customers and a decrease in net revenue and market share. In addition, our customers may use our products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. Any defects or errors in our products discovered in the future, or failures of our customers' networks, whether caused by our products or another vendor's products, could result in loss of customers or decrease in net revenue and market share.

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

We plan to invest a significant amount of our resources to fund the development, marketing and sale of our products. However, if we are unable to expand our sales and marketing operations, we will not be able to generate additional sales.

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

     A significant portion of our net revenue is derived from sales to Lucent Technologies, one of our OEM customers. Our agreement with Lucent is not exclusive and does not contain minimum volume commitments. Lucent Technologies accounted for approximately 42% of our net revenue for the year ended December 31, 2001. Our OEM agreement with Lucent expires in May 2002, and we can give no assurances that we will be able to extend the term of our contract or enter into a new contract with Lucent. Lucent may terminate the agreement earlier upon 60 days' notice. At any time or after a short period of notice, Lucent could elect to cease marketing and selling our products. They may so elect for a number of reasons, including the acquisition by Lucent of one or more of our competitors or their technologies, or because one or more of our competitors introduces superior or more cost-effective products. In addition, we intend to develop and market new products that may compete directly with the products of Lucent, which may also harm our relationships with this customer. For example, our Multiservice Broadband Xchange, or MBX, product may compete with products offered by our OEM customers, including Lucent, which could adversely affect our relationship with that customer. Our existing relationship with Lucent could make it harder for us to establish similar relationships with Lucent's competitors. Any loss, reduction, delay or cancellation in expected sales to our OEM customers, the inability to extend our contract or enter into a new contract with Lucent on favorable terms, or our inability to establish similar relationships with new OEM customers in the future, would hurt our business and our ability to increase net revenue and could cause our quarterly results to fluctuate significantly.

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

Since the sales cycle for our products is typically long and unpredictable, we have difficulty predicting future net revenue and our net revenue and operating results may fluctuate significantly.

     A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Our sales cycle varies from a few months to over a year. As a result, we may incur substantial sales and marketing expenses and expend significant management effort without any assurance of a sale. A long sales cycle also subjects us to other risks, including customers' budgetary constraints, internal acceptance reviews and order reductions or cancellations. Even after deciding to purchase our products, our customers often deploy our products slowly.

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

     We do not have internal manufacturing capabilities and have generally relied primarily on a contract manufacturer, Benchmark Electronics, or Benchmark, to build our products. Effective April 1, 2001, we transferred primary manufacturing responsibility of our products from Flextronics International Limited, or Flextronics to Benchmark. Under our agreement with Benchmark, Benchmark may cancel the contract on short notice and is not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our reliance on Benchmark involves a number of risks, including the lack of operating history between us and Benchmark, absence of control over our manufacturing capacity, the unavailability of, or interruptions in, access to process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. If our agreement or relationship with Benchmark is terminated, we will not have a primary manufacturing contract with any third party. We will have to immediately identify and qualify one or more acceptable alternative manufacturers, which could result in substantial manufacturing delays and cause us to incur significant costs. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would harm our ability to meet our scheduled product deliveries to our customers, harm our reputation and could cause the loss of existing or potential customers, any of which could seriously harm our business and operating results.

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

     We have sales and customer support personnel covering the United Kingdom and Latin America and have initiated distribution relationships in Europe. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. In addition, our international operations will be subject to other inherent risks, including:

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

     We currently have a small customer service and support organization, and we will need to increase these resources to support any increase in the needs of our existing and new customers. Hiring customer service and support personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. If we are unable to expand or maintain our customer service and support organization, our customers may become dissatisfied and we could lose customers and our reputation could be harmed. A reputation for poor service would prevent us from increasing sales to existing or new customers.

The competition for qualified personnel is particularly intense in our industry and in Northern California. If we are unable to attract and retain key personnel, we may not be able to sustain or grow our business.

     Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom would be difficult to replace. None of our officers or key employees is bound by an employment agreement for any specific term, and we do not have "key person" life insurance policies covering any of our employees. The competition for qualified personnel remains strong in our industry and in Northern California, where there is a high concentration of established and emerging growth technology companies. This competition makes it more difficult to retain our key personnel and to recruit new highly qualified personnel. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing shareholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel, we could face delays in developing our products and implementing our sales and marketing plans, and we may not be able to grow our business.

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Failure to protect our intellectual property will limit our ability to compete and result in a loss of a competitive advantage and decreased net revenue.

     Our success and ability to compete depend substantially on our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased net revenue. We presently have four U.S. patent applications pending, but no issued patents. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of many foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful.

We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future.

     Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, our agreements may require that we indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe or may infringe the proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation and divert the efforts of our technical and management personnel. These claims could cause us to stop selling, incorporating or using our products that use the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or enter into licensing agreements. These licensing agreements, if required, could increase our product costs and may not be available on terms acceptable to us, if at all.

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

Because our headquarters are located in Northern California, which is a region containing active earthquake faults if a natural disaster occurs or the power energy crisis continues, our business could be shut down or severely impacted.

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

     The market for multiservice broadband access products is highly competitive. We compete directly with numerous companies, including Accelerated Networks, Adtran, Alcatel, Carrier Access, Cisco Systems, Lucent Technologies, Siemens, Zhone Technologies and Polycom. Many of our current and potential competitors have longer operating histories, greater name recognition, significantly greater selling and marketing, technical, manufacturing, financial, customer support, professional services and other resources, including vendor-sponsored financing programs. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products to leverage their customer bases and broaden product offerings to gain market share. In addition, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that compete with our products or even render our products obsolete. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing or new competitors. In addition, due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter our markets and further intensify competition.

     We believe that our existing OEM customers continuously evaluate whether to offer their own multiservice broadband access devices. If our OEM customers decide to internally design and sell their own multiservice broadband access devices, or acquire one or more of our competitors or their broadband access technologies, they could eliminate or substantially reduce their purchases of our products. One of our OEM customers, Lucent Technologies, accounted for approximately 42% of our net revenue for the year ended December 31, 2001. In addition, our current growth may cause our OEM customers, including Lucent, to view us as greater competition. Our OEM relationships could also be harmed as we develop and market new products that may compete directly with the products of our OEM customer. For example, our MBX product may compete with products offered by Lucent, which could adversely affect our relationship with that customer. We cannot assure you that our OEM customers will continue to rely, or expand their reliance, on us as an external source of supply for their multiservice broadband access devices. Because we rely on one OEM customer for a substantial portion of our net revenue, a loss of sales to this OEM customer could seriously harm our business, financial condition and results of operations.

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

     In the past, competitive pressures have forced us to reduce the prices of our products. In the second quarter of 1999, we reduced the price of our T1 Integrator product, now known as the Integrator-300, product in response to competition, which reduced our gross margins in subsequent periods. We expect similar price reductions to occur in the future in response to competitive pressures. In addition, our average selling prices decline when we negotiate volume price discounts with customers and utilize indirect distribution channels. If our average selling prices decline and we fail to offset that decline through cost reductions, our gross margins and potential profitability would be seriously harmed.

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

     We may review acquisition prospects and strategic investments that could complement our current product offerings, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. For example, in February 2001 we acquired Woodwind Communications Systems, Inc., a provider of voice-over-broadband network edge access solutions, and in December 2001 we acquired certain assets of Metrobility Optical Systems, Inc., in both cases in exchange for shares of our common stock. The issuance of equity securities in connection with future acquisitions or investments could significantly dilute our investors. If we incur or assume debt in connection with future acquisitions or investments, we may incur interest charges that could increase our net loss. We have little experience in evaluating, completing, managing or integrating acquisitions and strategic investments. Acquisitions and strategic investments may entail numerous integration risks and impose costs on us, including:

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

o    assumption of contingent liabilities;

o incurrence of significant amortization expenses related to intangible assets; and

o    incurrence of significant write-offs.

Our stock has traded at or below $1.00. If the trading of our common stock falls below $1.00 for an extended period, our stock may be delisted from the Nasdaq National Market.

     Our common stock has recently traded at or below $1.00. Since February 20, 2002, the closing bid price per share for our common stock has been below $1.00. If our common stock fails to maintain Nasdaq's minimum bid price closing requirement of $1.00 and this failure continues ninety days, Nasdaq may institute delisting proceedings. If our stock is delisted from the Nasdaq National Market, our stockholders would find it more difficult to dispose of, and obtain accurate quotations as to the market value of, their shares, and the market price of our stock would likely decline further.

We may need to raise more capital, but the availability of additional financing is uncertain. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, which could negatively impact our product development and sales.

     In the quarter ended December 31, 2001 we sold 22,150,369 shares of our common stock and warrants to purchase 7,090,000 shares of our common stock for approximately $14.2 million. If our capital requirements vary significantly from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. In addition, holders of these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities would have rights, preferences and privileges senior to holders of common stock. The terms of these securities could also impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, which could negatively impact our product development and sales.

Our stock price may be volatile, and you may not be able to resell our shares at or above the price you paid, or at all.

     In August 2000 we completed our initial public offering. Prior to our initial public offering there had not been a public market for our common stock. The stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The trading prices and valuations of many technology companies are substantially above historical levels. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

     Additional sales of our common stock in the public market after this offering, or the perception that such sales could occur, could cause the market price of our common stock to decline.

Many corporate actions would be controlled by officers, directors and affiliated entities, if they acted together, regardless of the desire of other investors to pursue an alternative course of action.

     As of December 31, 2001, our directors, executive officers and their affiliated entities beneficially owned approximately 71.1% of our outstanding common stock after giving affect to the stockholders rights agreement executed by Jeffrey Drazan and certain entities affiliated with Sierra Ventures. These stockholders, if they acted together, could exert control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

Delaware law, our corporate charter and bylaws and our stockholder rights plan contain anti-takeover provisions that would delay or discourage take over attempts that stockholders may consider favorable.

     Provisions in our restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

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

     We have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of August 6, 2001. Each right, when exercisable, entitles the registered holder to purchase from VINA one one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock, at a price of $35.00 per one one-thousandth of a share, subject to adjustment. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 20% or more of our outstanding common stock without the consent of our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our stockholder rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors regarding such acquisition.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to financial market risks related to interest rates and foreign currency exchange rates fluctuations. For 2000, our investments in commercial paper and debt obligations were subject to interest rate risk, but due to the short-term nature of these investments, interest rate changes did not have a material impact on their value in 2000. We have no investment in commercial paper or debt obligation as of December 31, 2001. To date, our international sales have been primarily denominated in U.S. dollars and accordingly, a hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations. The functional currency of our subsidiary in the United Kingdom is the U.S. dollar and, as the local accounts are maintained in British pounds, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations.

Item 8. Consolidated Financial Statements

                   Index to Consolidated Financial Statements

                                                                                            Page
                                                                                            ----

Independent Auditors' Report .............................................................   30
Consolidated Balance Sheets as of December 31, 2000 and 2001 .............................   31
Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001   32
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years Ended
   December 31, 1999, 2000 and 2001 ......................................................   33
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001   35
Notes to Consolidated Financial Statements ...............................................   36

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of VINA Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of VINA Technologies, Inc. and its subsidiaries (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VINA Technologies, Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.





/s/ DELOITTE & TOUCHE LLP

San Jose, California
January 21, 2002

                           VINA TECHNOLOGIES, INC.
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                                          December 31,
                                                                                  ------------------------
                                                                                       2000         2001
                                                                                       ----         ----
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................   $   7,740   $  15,805
  Short-term investments .......................................................      36,759         500
  Common stock subscription receivable..........................................          --       9,589
  Accounts receivable, less of allowance for doubtful accounts
     of $335 in 2000 and $457 in 2001...........................................       5,243       9,843
  Inventories ..................................................................       1,973       4,903
  Prepaid expenses and other ...................................................       2,649       1,555
                                                                                   ---------   ---------
      Total current assets .....................................................      54,364      42,195
Property and equipment, net ....................................................       4,096       5,271
Other assets ...................................................................          76         356
Acquired intangibles, net.......................................................          --       5,663
Goodwill, net...................................................................          --      26,426
                                                                                   ---------   ---------
      Total assets .............................................................   $  58,536   $  79,911
                                                                                   =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................   $   8,536   $   7,798
  Accrued compensation and related benefits ....................................       2,588       2,333
  Accrued warranty .............................................................         686         696
  Other current liabilities ....................................................       1,897       2,810
                                                                                    --------   ---------
      Total current liabilities ................................................      13,707      13,637
                                                                                    ---------   ---------



Commitments and Contingencies (Note 8)

Stockholders' equity:
  Convertible  preferred  stock;  $0.0001 par value;  5,000,000 shares
    authorized; none outstanding ...............................................          --           --
  Common stock; $0.0001 par value; 125,000,000 shares authorized: 2000 and 2001,
    shares outstanding: 2000, 32,546,845; 2001, 62,013,759......................           3           6
  Additional paid-in capital ...................................................     144,708     194,814
  Deferred stock compensation ..................................................     (26,386)     (7,106)
  Accumulated deficit ..........................................................     (73,544)   (121,440)
  Accumulated other comprehensive income .......................................          48          --
                                                                                   ---------    ---------
      Total stockholders' equity ...............................................      44,829      66,274
                                                                                   ---------    ---------
      Total liabilities and stockholders' equity ...............................   $  58,536    $ 79,911
                                                                                   =========    =========


                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)



                                                        Years Ended
                                                        December 31,
                                               ---------------------------------
                                                   1999        2000       2001
                                                   -----      -----      -----

Net revenue .................................    $ 12,700    $ 32,078   $ 46,896
Cost of revenue
  (excluding stock-based compensation) ......       7,713      19,240     29,551
                                                 --------    --------   --------
Gross profit
  (excluding stock-based compensation) ......       4,987      12,838     17,345
                                                 --------    --------   --------
Costs and expenses:
  Research and development
    (excluding stock-based compensation) ....       6,690      12,609     18,841
  Selling, general and administrative
    (excluding stock-based compensation) ....      10,881      21,124     22,898
  Stock-based compensation, net (*)..........       4,715      24,169     10,570
  In-process research and development........          --          --      5,081
  Amortization of intangible assets..........          --          --      8,243
  Restructuring expenses
     (excluding stock-based compensation)....          --          --        991
                                                 --------    --------   --------
      Total costs and expenses ..............      22,286      57,902     66,624
                                                 --------    --------   --------
Loss from operations ........................     (17,299)    (45,064)   (49,279)
Interest income .............................         355       1,757      1,486
Interest expense ............................        (132)        (25)        --
Other (expense)..............................          --          --       (103)
                                                 --------    --------   --------
Net loss ....................................    ($17,076)   ($43,332)  ($47,896)
                                                 ========    ========   ========

Net loss per share, basic and diluted........    ($  3.30)   ($  2.63)  ($  1.29)
                                                 ========    ========   ========
Shares used in computation, basic and diluted       5,169      16,467     37,121
                                                 ========    ========   ========

*  Stock-based compensation, net:
      Cost of revenue .......................    $    152    $  1,855   $  1,016
      Research and development ..............       1,098       7,985      4,446
      Selling, general and administrative ...       3,465      14,329      7,677
      Restructuring benefit..................          --          --     (2,569)
                                                 --------    --------   --------
         Total...............................    $  4,715    $ 24,169   $ 10,570
                                                 ========    ========   ========





                 See notes to consolidated financial statements

                            VINA TECHNOLOGIES, INC.
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                      (In thousands, except share amounts)

                                                  Convertible                                               Preferred
                                               Preferred Stock            Common Stock        Additional      Stock      Deferred
                                               ---------------            ------------         Paid-In    Subscription     Stock
                                             Shares        Amount     Shares        Amount     Capital     Receivable  Compensation
                                             ------        ------     ------        ------     -------     ----------  ------------

Balances, January 1, 1999.............     14,279,771             1   6,681,918           1      25,069           (25)         (361)
Comprehensive loss:
   Net loss ............................           --            --          --          --          --            --            --

Exercise of stock options ..............           --            --   1,608,497          --         608            --            --
Repurchase of common stock .............           --            --    (344,334)         --         (18)           --            --
Sale of common stock ...................           --            --     800,000          --         480            --            --
Sale of Series D convertible preferred
  stock.................................       10,746            --          --          --          65            --            --
Receipt of subscription receivable......           --            --          --          --          --            25            --
Issuance of non-employee stock options
  for services.......... ...............           --            --          --          --          99            --            --
Deferred stock compensation ............           --            --          --          --      17,778            --       (17,778)
Amortization of deferred stock
  compensation .........................           --            --          --          --          --            --         4,616
                                           ----------------------------------------------------------------------------------------
Balances, December 31, 1999.............   14,290,517             1   8,746,081           1      44,081            --       (13,523)
Comprehensive loss:
   Net loss ............................           --            --         --           --          --            --            --
   Other comprehensive
     income, net of tax:
   Unrealized gain on available-for-
     sale investments...................           --            --          --          --          --            --            --


     Comprehensive loss ................           --            --          --          --          --            --            --

Exercise of stock options ..............           --            --   3,081,973          --       3,573            --            --
Repurchase of common stock .............           --            --    (425,866)         --        (231)           --            --
Sale of Series E convertible preferred
  stock (net of issuance of costs of $8)    3,404,140             1          --          --      23,820            --            --
Issuance of common stock (net of
  issuance costs of $4,967).............           --            --   3,450,000          --      36,433            --            --
Issuance of non-employee stock option
  for services .........................           --            --         --           --         635            --            --
Conversion of convertible preferred
  stock ................................  (17,694,657)           (2) 17,694,657           2          --            --            --
Deferred stock compensation ............           --            --          --          --      36,397            --       (36,397)
Amortization of deferred stock
  compensation..........................           --            --          --          --          --            --        23,534
                                           ----------------------------------------------------------------------------------------
Balances, December 31, 2000.............           --            --  32,546,845           3     144,708            --       (26,386)
Comprehensive loss:
   Net loss ............................           --            --         --           --          --            --            --
   Other comprehensive
     loss, net of tax:
     Reclassification adjustment for
     gains included in net income.......           --            --          --          --          --            --            --

Comprehensive loss .....................           --            --          --          --          --            --            --

Exercise of stock options ..............           --            --   1,018,448          --         485            --            --
Sale of common stock under
  employee stock purchase plan..........           --            --     287,749          --         760            --            --
Repurchase of common stock .............           --            --    (355,924)         --        (706)           --            --
Issuance of common stock in
  acquisition...........................           --            --   4,148,745           1      42,643            --          (588)
Issuance of common stock
  for asset purchase....................           --            --   2,217,527          --       2,549            --             --
Private placement of common stock
  (net of issuance costs of $505).......           --            --  22,150,369           2      11,721            --             --
Sale of warrants attached to common
  stock in private placement............           --            --          --          --       1,952            --             --
Stock-based compensation associated
  with private placement................           --            --          --          --         289            --             --
Issuance of non-employee stock option
  for services .........................           --            --         --           --           4            --             --
Net reversal of deferred stock
  compensation from forfeitures.........           --            --         --           --      (9,591)           --         9,591
Amortization of deferred stock
  compensation..........................           --            --          --          --          --            --        10,277
                                           ----------------------------------------------------------------------------------------
Balances, December 31, 2001                        --       $    --  62,013,759     $     6   $ 194,814     $      --      $ (7,106)
                                           ========================================================================================

                 See notes to consolidated financial statements

                              VINA TECHNOLOGIES, INC.
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                      (In thousands, except share amounts)

                                                           Accumulated
                                                              Other            Total
                                             Accumulated   Comprehensive    Stockholders'  Comprehensive
                                               Deficit        Income          Equity           Loss
                                               -------        ------          ------           ----

Balances, January 1, 1999...............     $  (13,136)     $     --       $  11,549
Comprehensive loss:
   Net loss ............................        (17,076)           --         (17,076)      $(17,076)
                                                                                            =========
Exercise of stock options ..............             --            --             608
Repurchase of common stock .............             --            --             (18)
Sale of common stock ...................             --            --             480
Sale of Series D convertible preferred
   stock................................             --            --              65
Receipt of subscription receivable......             --            --              25
Issuance of non-employee stock
   options for service ...............               --            --              99
Deferred stock compensation ............             --            --              --
Amortization of deferred
   stock compensation...................             --            --           4,616
                                          ----------------------------------------------------

Balances, December 31, 1999.............        (30,212)           --             348
Comprehensive loss:
   Net loss ............................        (43,332)           --         (43,332)      $(43,332)
   Other comprehensive
     income, net of tax:
   Unrealized gain on available-for-
     sale investments...................             --            48              48             48
                                                                                            --------

     Comprehensive loss ................             --            --              --       $(43,284)
                                                                                            =========
Exercise of stock options ..............             --            --           3,573
Repurchase of common stock .............             --            --            (231)
Sale of Series E convertible preferred
   stock (net of issuance costs of $8)..             --            --          23,821
Issuance of common stock (net of
   (issuance costs of $4,967)...........             --            --          36,433
Issuance of non-employee stock
   options for services.................             --            --             635
Conversion of convertible preferred
   stock................................             --            --              --
Deferred stock compensation ............             --            --              --
Amortization of deferred stock
   compensation.........................             --            --          23,534
                                        ------------------------------------------------------
Balances, December 31, 2000.............        (73,544)           48          44,829
Comprehensive loss:
   Net loss ............................        (47,896)           --         (47,896)      $(47,896)
   Other comprehensive
     loss, net of tax:
     Reclassification adjustment for
     gains included in net income.......             --           (48)            (48)           (48)
                                                                                             -------
Comprehensive loss .....................             --            --              --       $(47,944)
                                                                                            ========
Exercise of stock options ..............             --            --             485
Sale of common stock under
  employee stock purchase plan..........             --            --             760
Repurchase of common stock .............             --            --            (706)
Issuance of common stock in
  acquisition...........................             --            --          42,056
Issuance of common stock
  for asset purchase....................             --            --           2,549
Private placement of common stock
  (net of issuance costs of $505).......             --            --          11,723
Sale of warrants attached to common
  stock in private placement............             --            --           1,952
Stock-based compensation associated
  with private placement................             --            --             289
Issuance of non-employee stock option
  for services .........................             --            --               4
Net reversal of deferred stock
  compensation from forfeitures.........             --            --              --
Amortization of deferred stock
  compensation, net of forfeitures......             --            --          10,277
                                        ------------------------------------------------------
Balances, December 31, 2001                  $ (121,440)      $    --        $ 66,274
                                        ======================================================

                 See notes to consolidated financial statements

                            VINA TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                              Years Ended December 31,
                                                                           -------------------------------
                                                                            1999       2000       2001
                                                                            ----       ----       ----

Cash flows from operating activities:
  Net loss ...........................................................   $(17,076)   $(43,332)  $(47,896)
  Reconciliation of net loss to net cash used in operating activities:
     Depreciation and amortization ...................................        640       1,042     10,080
     Stock-based compensation, net....................................      4,715      24,169     10,570
     In-process research and development..............................         --          --      5,081
     Accrued interest income on short-term investments ...............         --      (1,180)       797
     Changes in operating assets and liabilities, net of effects from acquisition in 2001:
        Accounts receivable ..........................................       (852)     (2,774)    (4,594)
        Inventories ..................................................        (88)     (1,877)    (2,586)
        Prepaid expenses and other ...................................        160      (2,483)     1,222
        Other assets .................................................         70         (58)      (220)
        Accounts payable .............................................      2,657       5,015     (1,294)
        Accrued compensation and related benefits ....................        441       1,697       (799)
        Accrued warranty .............................................        297         237         10
        Other current liabilities ....................................        (26)      1,455       (751)
                                                                           ------     -------    -------
           Net cash used in operating activities .....................     (9,062)    (18,089)   (30,380)
                                                                           ------     -------    -------

Cash flows from investing activities:
  Purchases of property and equipment ................................       (938)     (3,782)    (1,108)
  Purchases of short-term investments ................................     (3,994)    (50,499)    (1,050)
  Proceeds from sales/maturities of short-term investments ...........      7,998      15,000     36,432
  Net cash from acquisition...........................................         --          --       (454)
                                                                            -----     -------    -------
          Net cash provided by (used in) investing activities ........      3,066     (39,281)    33,820
                                                                            -----     -------    -------

Cash flows from financing activities:
  Net proceeds from sale of convertible preferred stock ..............         90      23,821         --
  Net proceeds from sale of common stock .............................        480      36,433      4,086
  Proceeds from the sale of stock under employee stock purchase
    and stock option plans............................................        608       3,573      1,245
  Repurchase of common stock .........................................        (18)       (231)      (706)
  Proceeds from issuance of long-term debt ...........................        464         375         --
  Repayments of long-term debt .......................................       (415)     (1,429)        --
                                                                            -----      ------     ------
         Net cash provided by financing activities ...................      1,209      62,542      4,625
                                                                            -----      ------     ------

Net change in cash and cash equivalents ..............................     (4,787)      5,172      8,065
Cash and cash equivalents, Beginning of year .........................      7,355       2,568      7,740
                                                                           ------      ------     ------
Cash and cash equivalents, End of year ...............................     $2,568      $7,740    $15,805
                                                                           ======      ======     ======
Noncash investing and financing activities:
     Deferred stock compensation, net of forfeitures..................    $17,778     $36,397    $(9,591)
                                                                          =======     =======    =======
     Conversion of convertible preferred stock into common stock......    $    --     $48,120    $    --
                                                                          =======     =======    =======
     Changes in unrealized gain on available-for-sale investments         $    --     $    80    $   (80)
                                                                          =======     =======    =======
     Common stock subscription receivable............................     $    --     $    --    $ 9,589
                                                                          =======     =======    =======
     Issuance of common stock in acquisition.........................     $    --     $    --    $42,056
                                                                          =======     =======    =======
     Issuance of common stock for asset purchase.....................     $    --     $    --    $ 2,549
                                                                          =======     =======    =======
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                  $   103     $    64    $    --
                                                                          =======     =======    =======


                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 2000 and 2001

1. Business and Significant Accounting Policies

     Business - VINA Technologies, Inc. (the Company or VINA), incorporated in June 1996, designs, develops, markets and sells multiservice broadband access communications equipment that enables telecommunications service providers to deliver bundled voice and data services. The Company has incurred significant losses since inception and expects that net losses and negative cash flows from operations will continue for the foreseeable future.

     Basis of Presentation - The consolidated financial statements include the accounts of VINA Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, reserves for sales returns, provisions for inventory to reflect the net realizable value, valuation allowances against deferred income taxes and accruals for product warranty and other liabilities. Actual results could differ from those estimates.

     Certain Significant Risks and Uncertainties - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company only invests its cash in highly liquid and high investment grade instruments. The Company sells its products to distributors and end users primarily in the United States and generally does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition and maintains allowances for estimated potential bad debt losses.

     The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future consolidated financial position, results of operations or cash flows: advances, trends in new technologies and developing industry standards; competitive pressures in the form of new products or price reductions on current products; changes in the overall demand for products offered by the Company; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risk associated with changes in domestic and international economic and/or political conditions or regulations; the Company's ability to obtain additional capital to support operations; the Company's ability to integrate acquired businesses and the Company's ability to attract and retain employees necessary to support its growth.

     Certain components and subassemblies used in the Company's products are purchased from a sole supplier or a limited group of suppliers. In addition, the Company outsources the production and manufacture of its access integration devices to a sole turnkey manufacturer. Any manufacturing disruption, shortage of supply of products or components, or the inability of the Company to procure products or components from alternative sources on acceptable terms could have a material adverse effect on the Company's business, consolidated financial position and results of operations.

     Cash Equivalents - The Company classifies all investments in highly liquid debt instruments with maturities at the date of purchase of three months or less as cash equivalents.

     Short-Term Investments - Short-term investments consist of various instruments with investment grade credit ratings. All of the Company's short-term investments are classified as "available-for-sale" based on the Company's intended use and are stated at fair market value based on quoted market prices. The difference between amortized cost and fair value representing unrealized holding gains or losses is recorded as a component of stockholders' equity, net of tax, as accumulated other comprehensive income. Gains and losses on sales are determined on a specific identification basis.

     Fair Value of Financial Instruments - The Company's financial instruments include cash equivalents and short-term investments. Cash equivalents are stated at cost which approximates fair market value based on quoted market prices. Short-term investments are stated at fair market value based on quoted market prices.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful lives of the related assets.

     Long-Lived Assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows.

     Income Taxes - The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized.

     Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and to nonemployees using the fair value method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

     Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. The Company generates revenue from sale of products and related services to communications service providers and through original equipment manufacturers and value added resellers.

     Product revenue is generated from the sale of communications equipment embedded with software that is essential to its functionality, and accordingly, the Company accounts for these transactions in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and Statement of Position (SOP) 97-2, Software Revenue Recognition. Product revenue is recognized when all SAB No. 101 and SOP 97-2 criteria are met which generally occurs at the time of shipment. In multiple element arrangements where there are undelivered elements at the time of shipment, product revenue is recognized at the time of shipment as the residual value of the arrangement after allocation of fair value to the undelivered elements based on vendor specific objective evidence (VSOE). There is no VSOE on the sales of communications equipment due to the wide range in customer discounts provided by the Company.

     Service revenue is generated from the sale of installation, training and postcontract customer support (PCS) agreements related to the communications equipment. The Company also accounts for these transactions in accordance with SAB No. 101 and SOP 97-2, and as such recognizes revenue when all of the related revenue recognition criteria are met which is: (i) at the time the installation or training service is delivered; and (ii) ratably over the term of the PCS agreement. In multiple element arrangements where these services are undelivered when the communications equipment is shipped, the Company defers the fair value of these undelivered elements based on VSOE and recognizes revenue as the services are delivered. VSOE of these elements is based on stand-alone sales (including renewal rates of PCS agreements) of the services. For all periods presented service revenue has been less than 10% of total net revenue.

     The Company additionally records a provision for estimated sales returns and warranty costs at the time the product revenue is recognized.

     Research and Development - Costs incurred in research and development are charged to operations as incurred.

     Foreign Currency - The functional currency of the Company's foreign subsidiary is the U.S. dollar. Transaction and remeasurement gains and losses were not significant for any of the periods presented.

     Net Loss per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period excluding the weighted average common shares subject to repurchase. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive.

     Comprehensive Loss - In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from nonowner sources in a consolidated statement of comprehensive loss which has been included with the consolidated statements of stockholders' equity.

     New Accounting Standards - On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial position, results of operations or cash flows as the Company does not utilize free-standing or embedded derivative instruments.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of intangible assets with indefinite lives (goodwill, which includes the reclass of workforce-in-place, and tradenames) with a net carrying value of $27.6 million at December 31, 2001 and annual amortization of $8.8 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company has evaluated goodwill under SFAS No. 142 and has determined the adoption of this statement will not result in an impairment.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company on January 1, 2002. Management believes the adoption of this statement will not have an impact on the financial position, results of operations or cash flows of the Company.

     In November 2001,  consensus was reached by the Emerging  Issues Task Force
(EITF) on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-09 addresses the accounting consideration given by a vendor to a customer. The EITF is effective for the Company on January 1, 2002. Management has not yet determined the impact of adoption on the consolidated financial statements.

2. Short-Term Investments

     The following table presents the amortized cost and fair value of available-for-sale securities at December 31, 2000 (in thousands):



                                     Amortized     Unrealized Holding
                                        Cost             Gains            Fair Value
                                    ------------  --------------------   ------------

     Corporate debt obligations....   $34,781           $ 74                $34,855
     U.S. Government obligations...     1,898              6                  1,904
                                    ------------  --------------------   -------------
     Short-term investments........   $36,679           $ 80                $36,759
                                    ============  ====================   =============

     The Company's short-term investments at December 31, 2001 consisted of certificates of deposit in the amount of $500,000. The amortized cost of the investments is equivalent to the fair value at December 31, 2001.

     Available-for-sale   debt  securities  and   certificates  of  deposit  are
classified as current assets as all maturities are within one year.


3. Inventories

     Inventories consist of the following (in thousands):

                                             December 31,
                                        ------------------------
                                           2000          2001
                                        ----------    ----------

Raw materials and subassemblies......    $ 1,034      $ 1,783
Finished goods.......................        939        3,120
                                         -------      -------
Inventories..........................    $ 1,973      $ 4,903
                                         =======      =======

4. Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                            December 31,
                                                     ------------------------
                                                         2000        2001
                                                      ----------  ----------

Computer equipment and software.................        $ 1,754     $ 3,066
Machinery and equipment.........................          2,762       4,449
Furniture and fixtures..........................            890         989
Leasehold improvements..........................            626         540
                                                        -------     -------
                                                          6,032       9,044
Accumulated depreciation and amortization.......         (1,936)     (3,773)
                                                        -------     -------
Property and equipment, net.....................        $ 4,096     $ 5,271
                                                        =======     =======

5. Acquisitions

     Woodwind Communications

     On February 27, 2001, the Company completed the acquisition of Woodwind Communications Systems, Inc. (Woodwind), a provider of voice-over-broadband network edge access solutions, based in Germantown, Maryland. The acquisition was accounted for as a purchase in accordance with APB No. 16. Under the terms of the merger agreement, the Company acquired all outstanding capital stock of Woodwind by paying $7.5 million in cash and issuing 4,148,745 shares of the Company's common stock. The Company assumed Woodwind's outstanding stock options, which, if fully vested and exercised, would result in the issuance of an additional 1,106,892 shares of the Company's common stock. The total purchase price as of February 27, 2001 has been allocated to the assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):


Total purchase price:


Cash consideration .................$ 7,500
Common stock ....................... 39,465
Options assumed.....................  2,591
Acquisition expenses................    726
                                    -------

                                    $50,282
                                    =======
Purchase price allocation:

  Fair market value
  of net tangible assets
  acquired at February 27, 2001 .   $ 6,728
                                                 Economic
                                                 Life
                                                 ----
Intangible assets acquired:
  Workforce-In-Place                  1,236       3
  Tradename                             346       4
  Core technology                     3,022       4
  Current technology                    310       4
  In-process research
    and development                   5,081
  Goodwill                           35,525       4
  Deferred tax liabilities           (1,966)
                                     ------
                                    $50,282
                                    =======


     The Company recorded a one-time charge of $5.1 million in the first quarter of 2001 for purchased in-process research and development related to development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process research and development effort, or any material sub-component, had no alternative future use was reached in consultation with the Company's and Woodwind's management.

     The development projects, both the MX-400 (formerly known as ClariNet), and the eLink-108 (formerly known as Piccolo) are software intensive network edge products. Both projects are based on the same integrated access gateway (IAG) platform. The MX-400 is capable of providing end users with Centrex like features and is designed to operate as a PBX replacement. In addition, the MX-400 scales in multiples of 4, to a total of 12 voice lines, and can be stacked to provide coverage to 24 standard voice lines. The eLink-108 is being developed to be a lower cost alternative aimed at offices that do not need a robust feature set for future expansion and provides eight voice ports and one 10/100 Mbps Ethernet port, but retains the distributed central office architecture of the MX-400. Additionally, the Company is in the process of enhancing the MX-400 and the eLink-108 products with next generation software to enable voice over internet protocol (VoIP) capabilities as well as asynchronous transfer mode enhancements, enhanced reliability and new features. Development of the MX-400 and the eLink-108 will utilize the same software platform. At the time of acquisition, the product development was approximately 50% complete and the estimated costs to complete the development of both products was expected to be an additional $1.1 million. Management expects that products being developed will become available for sale during the next 12 months; however, no assurances can be given. The Company expects to benefit from the acquired research and development related to these products once it begins shipping. Costs incurred on the projects after the acquisition date through December 31, 2001 are approximately $630,000. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Significant assumptions that were used to determine the value of in-process technology, include the following: first, an income approach that focused on the income producing capability of the acquired technology, and best represented the presented value of the future economic benefits the Company expected to derive from them; second, forecasted net cash flows that the Company expected might result from the development effort were determined using projections prepared by the Company's management; third, a discount rate of 25% was used, based upon the estimated weighted average rate of return for Woodwind, which is consistent with the implied transaction discount rate; and fourth, a premium of 10% for the in-process technology was added to reflect the additional risk of the in-process technology, thus resulting in the use of an overall 35% discount rate.

     In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options assumed in the acquisition as deferred stock compensation. Such deferred stock compensation, which aggregated $588,000, is recorded as a separate component of stockholders' equity and will be amortized over the vesting term of the related options. For the year ended December 31, 2001, the Company amortized $125,000 as stock-based compensation related to these options in the accompanying consolidated statements of operations.

     The operating results of Woodwind have been included in the accompanying consolidated statements of operations since the date of acquisition. The following selected unaudited pro forma combined results of operations for the years ended December 31, 2000 and 2001 of the Company and Woodwind have been prepared assuming that the acquisition had occurred at the beginning of the periods presented. The following pro forma financial information is not necessarily indicative of the actual results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                          December 31,
                                                   ----------------------
                                                    2000          2001
                                                    ----          ----

Net revenue ....................................   $ 32,299    $ 46,898
Net loss .......................................   $(61,469)   $(47,594)
Net loss per share .............................   $  (2.98)   $  (1.26)
Shares used in calculation of net loss per share     20,616      37,790


     The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill and deferred stock compensation associated with the acquisition. The $5.1 million charge for purchased in-process research and development has been excluded from the pro forma results, as it is a material nonrecurring charge.


     Intellectual Property and Related Assets

     In December 2001, the Company purchased optical concentrator technology and related equipment from a related party by issuing 2,217,527 shares of the Company's common stock valued at $2.5 million on the purchase date. In addition, the Company incurred approximately $676,000 in direct acquisition expenses. The total purchase price of $3.2 million was allocated on a fair value basis resulting in $1.9 million of intellectual property (intangible assets) and $1.3 million of fixed assets. The acquired assets will be amortized over their useful lives ranging from three to four years.

6. Acquired Intangibles and Goodwill, Net

     Acquired intangibles and goodwill, net consist of the following at December 31, 2001 (in thousands):

Workforce-in-place ......   $  1,236
Tradename ...............        346
Core technology .........      3,022
Current technology ......        310
Intellectual property ...      1,859
                            --------
                               6,773
Accumulated amortization      (1,110)
                            --------
Acquired intangibles, net   $  5,663
                            ========

Goodwill ................   $ 33,559
Accumulated amortization      (7,133)
                            --------
Goodwill, net ...........   $ 26,426
                            ========

7. Restructuring

     During the year ended December 31, 2001, the Company announced and completed a restructuring plan intended to better align its operations with the changing market conditions. This plan was designed to prioritize VINA's high growth areas of business, focus on profit contribution and reduce expenses. This restructuring includes a workforce reduction and other operating reorganization. As a result of the restructuring efforts, the Company reduced its workforce by approximately 20%.

     A summary of the restructuring benefit and expenses for the year ended December 31, 2001 is as follows (in thousands):

                                                  Accrual at
                           Restructuring          December 31,
                            Provision   Utilized    2001

Workforce reduction ......   $   991    $  (945)   $    46
Stock compensation benefit    (2,569)     2,569         --
                             -------    -------    -------

Restructuring benefit, net   $(1,578)   $ 1,624    $    46
                             =======    =======    =======

     Workforce Reduction - The restructuring program resulted in the reduction of approximately 40 employees across all functions. As of December 31, 2001, the Company made $945,000 in severance and fringe benefits payments. The remaining balance of $46,000 related to severance and fringe benefits is expected to be disbursed in the first quarter of 2002.

     Stock Compensation Benefit - In connection with the workforce reduction, the Company recorded a net benefit of $2.6 million. This net benefit resulted from a $3.0 million benefit for the reversal of prior period estimated stock compensation expense on forfeited stock options offset by $431,000 of stock compensation expense resulting from the acceleration of unvested stock options in accordance with employee separation agreements.

8. Commitments and Contingencies

     The Company leases office space under various noncancelable operating leases that expire through 2007. The Company has an option to renew the primary facility lease for an additional five years at the then current market rent. Future obligations under the Company's operating leases are as follows (in thousands):


       Year Ending December 31:
              2002............................     $   1,159
              2003............................         1,087
              2004............................         1,069
              2005............................           943
              2006............................           976
              Thereafter......................           580
                                                   ---------
              Lease commitments...............     $   5,814
                                                   =========

     Rent expense incurred under the operating leases for 1999, 2000 and 2001 was $302,000, $703,000 and $1.4 million, respectively.

     The Company records rent expense under noncancelable operating leases using a straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent included within the caption other current liabilities in the accompanying consolidated balance sheets.

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

9. Stockholders' Equity

     Public Offering

     In August 2000, the Company completed its initial public offering of 3,450,000 shares of common stock at $12.00 per share, for net proceeds of $36.4 million.

     Convertible Preferred Stock

     In 1998, the Company issued 4,167 shares of Series D convertible preferred stock at $6.00 per share, for which the proceeds were not payable until 1999, and accordingly, the Company established a $25,000 subscription receivable at December 31, 1998.

     In 1999, the Company issued an additional 10,746 shares of Series D convertible preferred stock at $6.00 per share resulting in proceeds of $65,000.

     In 2000, the Company issued 3,404,140 shares of Series E convertible preferred stock at $7.00 per share resulting in net proceeds of $23.8 million.

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

     Restricted Common Stock

     Restricted common stock issued under certain stock purchase agreements is subject to repurchase by the Company. The number of shares subject to repurchase is generally reduced over a four-year vesting period. At December 31, 2000 and 2001, 433,334 and 260,000, respectively, were subject to repurchase.

     Stockholders' Rights Plan

     During 2001, the Company's Board of Directors declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, of the Company, at a price of $35.00 per one one-thousandth of a share, subject to certain antidilution adjustment provisions. The Rights, as amended, are exercisable in the event that a person, entity or group acquires beneficial ownership of 20% or more of the outstanding shares of VINA's common stock. The Rights will expire on the earlier of (i) July 25, 2011, (ii) consummation of a merger transaction meeting certain requirements, or (iii) redemption or exchange of the Rights by the Company. At December 31, 2001 62,013,759 Rights were outstanding.

     Common Stock - Private Placement

     During the fourth quarter of 2001, the Company completed a $14.2 million private placement equity financing. Under the subscription agreement, the Company issued 22,150,369 shares of common stock at a weighted average price of $0.64 per share. In addition, warrants to acquire 7,090,000 shares of the Company's common stock were attached to the common stock. The warrants are immediately exercisable at $1.00 per share and expire three years from the date of issuance or upon the Company's stock price exceeding predefined trading prices. All such warrants were outstanding at December 31, 2001.

     The Company allocated $2.0 million of the sales price to the warrants based on the relative fair value of the warrants. The fair value for the warrants was determined using the Black-Scholes option pricing model over the contractual term of the warrants using the following assumptions: stock volatility, 75%; risk free interest rate, 3.6% and no dividends during the expected term.

     Certain employees participated in the private placement and purchased 375,742 common shares with 120,050 attached warrants at a price below fair market value. The Company recorded the associated $289,000 of intrinsic value as stock-based compensation in 2001. The intrinsic value was measured as the difference between the equity issuance prices and their fair market values on the date of issuance.

     Net Loss Per Share

     The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):

                                                     Years Ended December 31,
                                                   ---------------------------
                                                    1999     2000     2001
                                                    ----     ----     ----

Weighted average common shares
  outstanding..................................     7,728    18,927   38,239
Weighted average common shares outstanding
  subject to repurchase.........................   (2,559)   (2,460)  (1,118)
                                                   ------    ------   ------
Shares used in computation, basic and diluted...    5,169    16,467   37,121
                                                   ======    ======   ======

     During all periods presented, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at: December 31, 1999, 14,290,517 shares of convertible preferred stock, 2,320,548 shares of common stock subject to repurchase and options to purchase 7,540,482 shares of common stock; December 31, 2000, 1,859,680 shares of common stock subject to repurchase and options to purchase 10,692,788 shares of common stock; December 31, 2001, 915,461 shares of common stock subject to repurchase and options to purchase 13,353,743 shares of common stock and warrants to purchase 7,090,000 shares of common stock.

     Stock Plans

     In July 2000, the Company adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan serves as the successor equity incentive program to the Company's 1996 Stock Option/Stock Issuance Plan and the 1998 Stock Incentive Plan, as amended (the Predecessor Plans). Options outstanding under the Predecessor Plans on July 11, 2000 (9,071,061 shares) were incorporated into the 2000 Stock Incentive Plan. Such incorporated options continue to be governed by their existing terms, which are similar to the 2000 Stock Incentive Plan. Under the 2000 Stock Incentive Plan, the Company is authorized to provide awards in the form of restricted shares, stock units, options or stock appreciation rights. The number of shares reserved under this plan was 7,301,873 shares which can be increased for repurchases of unvested common shares issued under the Predecessor Plans up to a total share reserve of 10,000,000 shares. The share reserve is automatically increased on January 1 of each calendar year, beginning in 2001, by an amount equal to the lesser of: (i) 2,500,000 shares; (ii) 4% of the outstanding shares of stock of the Company on such date; or (iii) a lesser amount determined by the Company's Board of Directors (2,480,550 shares on January 1, 2002).

     Under the 2000 Stock Incentive Plan, the Company may grant options to purchase or directly issue common stock to employees, outside directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than par value at the date of grant for nonstatutory stock options. These options generally expire ten years from the date of grant and are generally immediately exercisable. The Company has a right to repurchase (at the option exercise price) common stock issued under option exercises for unvested shares. The right of repurchase generally expires 25% after the first 12 months from the date of grant and then ratably over a 36-month period. Settlement and vesting terms for awards of restricted stock, stock appreciation rights, and stock units are governed by individual agreements. There were no awards of restricted stock, stock appreciation rights or stock units in 2000 and 2001.

     Stock option activity under the stock plan is summarized as follows:

                                                                         OUTSTANDING OPTIONS
                                                                  ----------------------------------

                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                      NUMBER            EXERCISE
                                                                    OF SHARES             PRICE
                                                                   -------------     ----------------

Balances at January 1, 1999 (666,807 shares vested at a weighted
   average exercise price of $0.19 per share) ................      5,191,511            $  0.34
Granted (weighted average fair value of $3.58 per share) .....      4,411,500               0.88
Canceled .....................................................       (454,032)              0.42
Exercised ....................................................     (1,608,497)              0.38
                                                                    ---------
Balances at December 31, 1999 (1,163,408 shares vested at a
   weighted average exercise price of $0.33 per share) .......      7,540,482               0.64
Granted (weighted average fair value of $6.53 per share) .....      7,555,391               3.47
Canceled .....................................................     (1,321,112)              1.58
Exercised ....................................................     (3,081,973)              1.16
                                                                   ----------
Balances at December 31, 2000 (1,463,399 shares vested at a
   weighted average exercise price of $0.643 per share) .......    10,692,788               2.37
Granted (weighted average fair value of $1.46 per share) .....      6,802,243               1.51
Canceled .....................................................     (3,122,840)              2.74
Exercised ....................................................     (1,018,448)              0.48
                                                                   ----------
Balances at December 31, 2001 ................................     13,353,743            $  1.99
                                                                   ===========


     At December 31, 2001, the Company had 4,132,334 shares available for future grants under the 2000 Stock Incentive Plan.

     Additional information regarding options outstanding at December 31, 2001 is as follows:





                                          OPTIONS OUTSTANDING                                VESTED OPTIONS
                          -----------------------------------------------------     ---------------------------------


                                         WEIGHTED
                                         AVERAGE           WEIGHTED                                         WEIGHTED
                                        REMAINING          AVERAGE                                          AVERAGE
    RANGE OF                NUMBER     CONTRACTUAL         EXERCISE                     NUMBER              EXERCISE
 EXERCISE PRICES         OUTSTANDING   LIFE (YEARS)         PRICE                       VESTED                PRICE
 --------------          -----------   -----------         -------                      ------              -------
$0.13 - $0.25               477,089         5.8             $ 0.21                      472,380               $0.21
$0.35 - $0.73             2,137,299         8.6               0.59                      564,162                0.55
$1.00 - $2.03             7,938,298         8.6               1.35                    1,865,223                1.26
$2.66 - $6.50             2,767,057         8.7               5.05                      743,987                5.14
$16.50                       34,000         8.7              16.50                       10,624               16.50
                          ---------                                                   ---------

$0.13 - $16.50           13,353,743         8.5             $ 1.99                    3,656,376               $1.85
                         ==========                                                   =========



     Employee Stock Purchase Plan

     In July 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the ESPP). Under the ESPP, eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods. Offering periods commence on February 1 and August 1 of each year. One million eighty thousand shares of common stock are reserved for issuance under ESPP and will be increased on the first day of each fiscal year, the lesser of: (a) 80,000 shares; (b) 1% of the Company's outstanding common stock on the day of the increase; or (c) a lesser number of shares determined by the Company's Board of Directors (80,000 shares on January 1, 2002).

     Shares issued under the ESPP were 287,749 in 2001 at a weighted average price of $2.64 per share. The weighted average fair value of such shares was $1.12 per share. There were 792,251 number of shares available for future issuance under this plan at December 31, 2001.

     Stock Compensation

     As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company records deferred stock compensation equal to the difference between the grant price and deemed fair value of the Company's common stock on the date of grant. The deferred stock compensation is reduced by forfeitures of unvested common stock options. Such net deferred stock compensation aggregated $15.1 million, $36.4 million and a reduction of $9.6 million in 1999, 2000 and 2001, respectively, and is being amortized to expense over the vesting period of the options, generally four years, using a multiple option award valuation approach, which results in accelerated amortization of the expense. Amortization of deferred stock compensation is presented net of forfeitures of unvested previously amortized stock compensation. Amortization of deferred stock compensation, net of forfeitures was $4.6 million, $23.5 million and $10.3 million in 1999, 2000, and 2001 respectively.

     In 1999, the Company issued 800,000 shares of common stock to a director at $0.60 per share resulting in proceeds of $480,000. The Company has a right of repurchase on such shares at the original issuance price upon termination of employment. The right of repurchase expires over four years with certain predefined events triggering accelerated vesting. The Company recorded $2.7 million of deferred stock compensation equal to the difference between the purchase price and deemed fair value of the Company's common stock on the date of issuance. Such deferred stock compensation is amortized to expense over the vesting period using a multiple award option valuation approach.

     During 1999, 2000 and 2001, the Company issued nonstatutory options to nonemployees for the purchase of 23,000, 115,141 and 12,200 shares of common stock at weighted average exercise prices of $0.84, $3.39 and $1.25 per share, respectively. Such options were issued for services provided by the nonemployees and were immediately vested and exercisable. Accordingly, the Company recorded the $99,000, $635,000 and $4,000 fair values of such awards (using the Black-Scholes option pricing model), respectively, as stock-based compensation which was expensed on the date of grant.

     Additional Stock Plan Information

     Since the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123 requires the disclosure of pro forma net income (loss) and EPS had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. The Company's calculations were made using the Black-Scholes option pricing model which requires subjective assumptions, including expected time to exercise and future stock price volatility, which greatly affects the calculated values. The following weighted average assumptions were used to calculate the fair value of employee awards under the Company's option plans: expected life, 3.1 years in 1999, 3.2 years in 2000 and
3.2 years in 2001;  volatility,  0% in 1999,  29% in 2000 and 75% in 2001;  risk free interest rate, 6% in 1999, 6.4% in 2000 and 4.2% in 2001; and no dividends during the expected term. The Company's fair value calculations on stock-based awards under the ESPP in 2001 were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months; volatility, 75%; risk free interest rate of 3.74%; and no dividends during the expected term. The Company's calculations are based on a multiple option award valuation and amortization approach, which results in accelerated amortization of the expense. Forfeitures are recognized as they occur. If the computed fair values of the employee awards had been amortized to expense over the vesting period of the awards, the Company's pro forma net loss would have been $17.4 million ($3.36 per share, basic and diluted) in 1999, $44.2 million ($2.69 per share, basic and diluted) in 2000 and $53.7 million ($1.45 per share, basic and diluted) in 2001.

10. Income Taxes

     The Company recorded no income tax benefit or provision in any of the periods presented. The difference between the recorded amounts is reconciled to the federal statutory rate as follows (in thousands):


                                              1999        2000        2001
                                          -----------------------------------

Federal statutory tax benefit at 35%.....   $ (5,977)   $ (15,166)  $ (16,764)
State tax benefit........................       (981)      (2,490)       (800)
Research and development credits.........       (391)        (774)       (400)
Nondeductible stock compensation.........       1,921       9,848       4,249
In process research and development......          --          --       2,043
Amortization of goodwill and intangible
  assets.................................          --          --       3,313

Change in valuation allowance............       5,124       8,973       7,779
Other....................................         304        (391)        580
                                          ------------------------------------
Income taxes.............................  $       --     $    --    $     --
                                          ====================================

     The components of net deferred tax assets are as follows (in thousands):

                                                             December 31,
                                                      -------------------------
                                                         2000          2001
                                                         ----          ----

Deferred tax assets:
   Accruals and reserves not currently deductible...    $ 1,145      $ 2,730
   Net operating loss carryforwards.................     15,671       26,231
   Tax credit carryforwards.........................      2,233        2,423
   Identified acquisition intangibles...............         --       (1,626)
   Other............................................        643          937
                                                       --------     --------
                                                         19,692       30,695
Valuation allowance.................................    (19,692)     (30,695)
                                                       --------     --------

Net deferred tax assets.............................    $    --      $    --
                                                       ========     ========

     Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $8.0 million during 2001. Approximately $3.2 million attributable to the Company's merger with Woodwind.

     As of December 31, 2001, the Company had available for carryforward net operating losses for federal and state income tax purposes of approximately $72.0 million and $26.0 million, respectively. Net operating losses of approximately $1.3 million and $800,000 for federal and state tax purposes, respectively, attributable to the tax benefit relating to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options are excluded from the components of deferred income tax assets. The tax benefit associated with this net operating loss will be recorded as an adjustment to stockholders' equity when the Company generates taxable income. Federal net operating loss carryforwards will expire, if not utilized, in 2011 through 2021. State net operating loss carryforwards will expire, if not utilized, in 2002 through 2006.

     As of December 31, 2001, the Company had available for carryforward research and experimentation tax credits for federal and state income tax purposes of approximately $1.4 million and $800,000, respectively. Federal research and experimentation tax credit carryforwards expire in 2011 through 2021. The Company also had approximately $200,000 in California manufacturers investment credits.

     Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Use of approximately $9.0 million of the net operating loss carryforward of Woodwind from periods prior to the merger with the Company is limited to approximately $2.8 million per year. The Company's ability to utilize other net operating loss and tax credit carryforwards may be further limited as a result of an ownership change. Such a limitation could result in the expiration of carryforwards before they are utilized.

11. Customer Concentrations

     The following table summarizes net revenue and accounts receivable for customers which accounted for 10% or more of accounts receivable or net revenue:

                          Accounts Receivable              Net Revenue
                          ------------------      ----------------------------
                              December 31,           Years Ended December 31,
                          ------------------      ----------------------------

       CUSTOMER              2000     2001         1999       2000      2001
       --------              ----     ----         ----       ----      ----
A  ................            -       22%           -         -          -
B  ................           16%      10%          46%       31%        42%
C  ................           19%       -            -         -          -
D  ................            -       26%           -         -          -
E  ................           46%      23%           -        28%        20%
F  ................            -        -            -         -         12%
G  ................            -       16%           -         -          -


12. Employee Benefit Plan

     The Company has a 401(k) tax deferred savings plan to provide for retirement of employees meeting certain eligibility requirements. Employee contributions are limited to 20% of their annual compensation subject to IRS annual limitations. The Company may make contributions at the discretion of the Board of Directors. There were no discretionary employer contributions to the 401(k) plan in 1999, 2000 or 2001.

13. Segment Information

     As defined by the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing and sale of multiservice broadband access communications equipment. International sales were insignificant for all periods presented. The Company's chief operating decision maker is its chief executive officer.

14. Subsequent Event

     On January 7, 2002, the Company collected the common stock subscription receivable outstanding at December 31, 2001 of $9.6 million.

15. Selected Consolidated Quarterly Financial Results (Unaudited)

     The following tables set forth selected unaudited quarterly results of operations for the years ended December 31, 2000 and 2001 (in thousands, except per share amounts):



                                                                   Quarter Ended
                               ---------------------------------------------------------------------------------
                               Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                 2000      2000      2000      2000      2001      2001      2001      2001
                               -------   -------   --------  --------  -------   -------   --------  --------
Net revenue .................. $ 5,187   $ 6,869   $ 9,174   $ 10,848  $11,029   $12,028   $13,010   $10,829

Gross profit (excluding
   stock-based compensation)..   1,948     2,649     3,723      4,518    2,783     4,958     5,211      4,393

Loss from operations .........  (7,931)  (11,923)  (12,927)   (12,283) (19,188)  (12,378)   (7,496)   (10,217)
Net loss .....................  (7,805)  (11,653)  (12,442)   (11,432) (18,576)  (11,998)   (7,219)   (10,103)
Net loss per share, basic and
   diluted ................... $ (1.12)  $ (1.50)  $ (0.60)  $  (0.37) $ (0.57)  $ (0.34)  $ (0.20)  $  (0.23)
Shares used in computation,
   basic and diluted..........   6,958     7,794    20,571     30,545   32,783    35,589    36,139     43,974


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item (with respect to identification of directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K) is incorporated by reference from the information under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Stockholders to be held on May 22, 2002 (the "Proxy Statement"). For information with respect to the executive officers of the Company, see "Executive Officers" at the end of
Part I of this report.

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors -- Compensation of Directors," and "Executive Compensation" contained in the Company's Proxy Statement.

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

     (a)  Documents filed as part of this report:

         (1) Consolidated Financial Statements

     Reference is made to the Index to Consolidated Financial Statements of VINA Technologies, Inc., under Item 8 of Part II hereof.

        (2) Consolidated Financial Statement Schedule

     The following consolidated financial statement is filed as part of this registration statement and should be read in conjunction with the consolidated financial statements.

                                                                          Page
                                                                          ----

     Schedule II-- Valuation & Qualifying Accounts                         53

     Schedules other than those referred to above have been omitted because they are not applicable or not required or because the information is included elsewhere in the consolidated financial statements or the notes thereto.

        (3)  Exhibits

     See Item 14(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)      Reports on Form 8-K.

     The Company filed a report on Form 8-K on October 24, 2001 with respect to the execution of two securities purchase agreements to sell shares of the Company's common stock and warrants to purchase shares of the Company's common stock as described in Item 5 of the Form 8-K.

     The Company filed a report on Form 8-K on December 24, 2001 with respect to the completion of the sale of its shares of common stock and warrants to purchase shares of its common stock as described in Item 5 of the Form 8-K.

(c)
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

     2.2 Agreement and Plan of Merger, dated as of October 17, 2001 by and between the Registrant and MOS Acquisition Corporation (incorporated by reference to the exhibit of the same number to the Company's Registration Statement of Form S-1 filed with the Securities and Exchange Commission on February 15, 2002 (File No. 833-82870)).

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

    4.2.1 Rights Agreement dated as of July 25, 2001 by and between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 25, 2001 (File No. 000-31903)).

    4.2.2 Amendment No. 1 to Rights Agreement dated as of October 17, 2001 by and between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 24, 2001 (File No. 000-31903)).

    4.3.1 Securities Purchase Agreement dated as of October 17, 2001 by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001 (File No. 000-31903)).

    4.3.2 Securities Purchase Agreement dated as of October 19, 2001 by and between the Registrant and Whitman Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001 (File No. 000-31903)).

     4.4 Stockholders' Agreement dated as of October 17, 2001 by and among the Company and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001 (File No. 000-31903)).

     4.5 Form of Common Stock Purchase Warrant issued to investors in connection with the securities purchase agreements (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001 (File No. 000-31903)).

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

  10.1.6* 1999 Stock  Option Plan of Woodwind  Communications  Systems,  Inc.
          (incorporated   by   reference   to  Exhibit  4.1  of  the   Company's
          Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 27, 2001 (File No. 333-56260)).

  10.1.7* 2000 Stock  Option Plan of Woodwind  Communications  Systems,  Inc.
          (incorporated   by   reference   to  Exhibit  4.1  of  the   Company's
          Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 27, 2001 (File No. 333-56256)).

    10.2+ General Agreement for the Procurement of Products and Service and the Licensing of Software dated April 28, 1999 between the Registrant and Lucent Technologies, Inc. (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 333-36398)).

    10.3* Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-36398)).

  10.4.1* Offer letter by and between the Registrant and Thomas J. Barsi dated July 1, 1996 (incorporated by reference to the exhibit of the same number to the Company's Registration Statement of Form S-1 filed with the Securities and Exchange Commission on February 15, 2002 (File No. 833-82870)).

  10.4.2* Offer  letter  by  and  between  the  Registrant  and  Stanley  E.
          Kazmierczak dated May 24, 1999 (incorporated by reference to the exhibit of the same number to the Company's Registration Statement of Form S-1 filed with the Securities and Exchange Commission on February 15, 2002 (File No. 833-82870)).

  10.4.3* Offer letter by and between the Registrant and Steven M. Bauman dated August 16, 1999 (incorporated by reference to the exhibit of the same number to the Company's Registration Statement of Form S-1 filed with the Securities and Exchange Commission on February 15, 2002 (File No. 833-82870)).

  10.4.4* Offer letter by and between the Registrant and T. Diane Pewitt dated January 21, 2000 (incorporated by reference to the exhibit of the same number to the Company's Registration Statement of Form S-1 filed with the Securities and Exchange Commission on February 15, 2002 (File No. 833-82870)).

  10.4.5* Offer letter by and between the Registrant and C. Reid Thomas dated
          April 7, 2000 (incorporated by reference to the exhibit of the same number to the Company's Registration Statement of Form S-1 filed with the Securities and Exchange Commission on February 15, 2002 (File No. 833-82870)).

  10.4.6* Offer letter by and between the Registrant and Julie P. Cotton dated June 8, 2000 (incorporated by reference to the exhibit of the same number to the Company's Registration Statement of Form S-1 filed with the Securities and Exchange Commission on February 15, 2002 (File No. 833-82870)).

    10.5* Settlement Agreement and Release by and between the Registrant and Joshua W. Soske dated July 17, 2001 (incorporated by reference to the exhibit of the same number to the Company's Registration Statement of Form S-1 filed with the Securities and Exchange Commission on February 15, 2002 (File No. 833-82870)).

     23.1 Independent Auditors' Consent.

     23.2 Independent Auditors' Report on Schedule.

     24.1 Power of Attorney (see page 52 of this Form 10-K).


+ Confidential treatment has been granted with respect to certain portions of this agreement.

*    Indicates management contract or compensatory plan or arrangement.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newark, State of California on the 1st day of April 2002.

                                                VINA TECHNOLOGIES, INC.

                                        By          /s/ STEVEN M. BAUMAN
                                           -----------------------------------
                                                       STEVEN M. BAUMAN
                                           President and Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven M. Bauman and Stanley E. Kazmierczak, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Name                                       Title                               Date
     ----                                       -----                               ----



   /s/ Steven M. Bauman           President and Chief Executive Officer         April 1, 2002
------------------------------   (Principal Executive Officer) and Director
    Steven M. Bauman


/s/ Stanley E. Kazmierczak        Vice President, Finance and Administration    April 1, 2002
------------------------------    and Chief Financial Officer (Principal
 Stanley E. Kazmierczak           Financial and Accounting Officer)



   /s/ Jeffrey M. Drazan          Director                                      April 1, 2002
------------------------------
     Jeffrey M. Drazan


    /s/ John F. Malone            Director                                      April 1, 2002
------------------------------
      John F. Malone


   /s/ Philip J. Quigley          Director                                      April 1, 2002
------------------------------
     Philip J. Quigley


      /s/ Paul Scott              Director                                      April 1, 2002
------------------------------
        Paul Scott


    /s/ Joshua W. Soske           Director                                      April 1, 2002
------------------------------
      Joshua W. Soske


    /s/ W. Michael West           Director                                      April 1, 2002
------------------------------
      W. Michael West


                            VINA TECHNOLOGIES, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                        Balance at      Charged to     Deductions-
                                                       beginning of     costs and      write-offs      Balance at
                                                          period         expenses      of accounts    end of period
                                                          ------         --------      -----------    -------------

Allowance for doubtful accounts and sales returns
Year ended
   December 31, 2001..............................         $335            $222           $100             $457
   December 31, 2000..............................          221             131             17              335
   December 31, 1999..............................          109             131             19              221


Accrued warranty:
Year ended
   December 31, 2001..............................         $686             $68             $58             $696
   December 31, 2000..............................          449             393             156              686
   December 31, 1999..............................          152             410             113              449


Inventory reserves:
Year ended
   December 31, 2001..............................         $110            $577            $224             $463
   December 31, 2000..............................           90              31              11              110
   December 31, 1999..............................            -              90               -               90
