Form 10-K/A
period 2001-12-31
VINA TECHNOLOGIES INC
filed 2002-04-25
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
     (Mark One)
        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ To__________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on April 12, 2002) was approximately $6,969,593. As of April 12, 2002, there were 62,251,771 shares of Common Stock, $0.0001 per share par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                Explanatory Note

     On April 1, 2002, VINA Technologies, Inc. filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Initial 10-K"). In accordance with SEC rules, VINA incorporated by reference Part III of the Initial 10-K from the Proxy Statement to be filed by VINA in connection with the 2002 VINA Annual Stockholders' Meeting, which VINA anticipated filing on or before April 30, 2002. Since the filing date of the Initial 10-K, VINA has determined that it will not file its definitive Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial 10-K to include the disclosures required by Part III of Form 10-K. This Annual Report on Form 10-K/A amends Part III of the Initial 10-K in order to include those disclosures required by Part III of Form 10-K.

     In this report, all references to "VINA" "we," "us," "our" or the "Company" mean VINA Technologies, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of VINA

     Set forth below is information concerning the members of our Board of Directors and their respective ages as of March 31, 2002. Steven M. Bauman, our former Chief Executive Officer and President and a director, resigned as an executive officer and from the Board of Directors on April 1, 2002. Frank J. Marshall resigned as a director in April 2001. Mr. Marshall's resignation created a vacancy on the Board of Directors that was filled by the remaining directors with the appointment of Paul Scott as a director in September 2001.

Class I - Term Expiring at the 2004 Annual Meeting

     Jeffrey M. Drazan, age 43, has served as a director since June 1996. Mr. Drazan has been a General Partner of Sierra Ventures since 1984. He currently serves on the board of directors of Evolve Software, Inc.

     Paul Scott, age 48, has served as a director since September 2001. Mr. Scott has been Senior Vice President of Worldwide Sales of Nuance Communications, Inc. since February 2000. Mr. Scott served as Senior Vice President, Sales of Lucent Technologies, Octel Messaging Division from 1996 until February 2000. Mr. Scott served as Vice President, Sales of Octel Communications Corporation, a voice-messaging manufacturer from 1992 until 1996. He previously held various sales management positions at Octel Communications.

     Joshua W. Soske, age 42, has served as a director since the Company's inception and was one of the Company's founders. Mr. Soske served as the Company's President and Chief Executive Officer from inception until August 1999 and as Executive Vice President and Chief Technology Officer from August 1999 until July 2001. He has been President and founder of International Design and Research, a communications consulting firm that provides management, architectural design and contract manufacturing services dealing primarily with telephone, data network, and television technologies since March 1979.

Class II - Term Expiring at the 2002 Annual Meeting

     John F. Malone, age 54, has served as a director since January 1997. Mr. Malone has been President and Chief Executive Officer of The Eastern Management Group, a management consulting firm supplying professional services to major communications companies since April 1979. Mr. Malone worked at AT&T where he developed corporate strategy and managed sales and marketing organizations from Ohio to New York.

     W. Michael West, age 51, has served as Chairman of the Board of Directors since June 1999, and on April 1, 2002, was appointed by the Board of Directors to serve as Interim Chief Executive Officer of the Company. He served as

Executive Vice President for Lucent Technologies from September 1997 to January 1998. Mr. West was President, Chief Operating Officer and a director of Octel Communications from January 1995 to August 1997, after having served as Executive Vice President from September 1986 to January 1995. Mr. West held multiple positions with Rolm Corporation from 1979 to September 1986, most recently as General Manager of the National Sales Division. Mr. West currently serves as a director of Media Arts Group, Inc.

Class III -Term Expiring at the 2003 Annual Meeting

     Philip J. Quigley, age 59, has served as a director since April 1998. Mr. Quigley was Chairman, President, and Chief Executive Officer of Pacific Telesis Group, a telecommunications holding company, from April 1994 until his retirement in December 1997. Mr. Quigley previously served as President and Chief Executive Officer of Pacific Bell, Executive Vice President and Chief Operating Officer of PacTel Corporation, and Chief Executive Officer of PacTel Personal Communications. Mr. Quigley serves as a director of Wells Fargo & Company and Nuance Communications, Inc. and as an advisory director of Thomas Weisel Partners LLC.

Executive Officers of VINA

     Except for W. Michael West, our Interim Chief Executive Officer, whose background is discussed above, set forth below is information concerning our executive officers who report under Section 16 of the Securities Exchange Act of 1934, as amended, and their ages as of March 31, 2002:

     Steven M. Bauman, age 57, has served as our President, Chief Executive Officer and as a director since August 1999. On April 1, 2002, Mr. Bauman resigned his positions as an executive officer and a member of our Board of Directors. Mr. Bauman was a principal at GeoPartners Research, a Cambridge, Massachusetts-based consultancy from February 1998 to August 1999. He was Vice President/General Manager, Network Systems Division and then Vice President of Virtual Private Networks of 3Com, a supplier of network systems, from October 1995 to February 1998. Mr. Bauman was Vice President and General Manager, Software Group, Farallon Communications (now Netopia) from 1993 until September 1995.

     Stanley E. Kazmierczak, age 41, has served as our Vice President, Finance and Administration, Chief Financial Officer and Secretary since July 1999. Mr. Kazmierczak served as Chief Financial Officer and Vice President, Finance and Operations of Digital Link, a supplier of networking products, from January 1999 to July 1999, and as Chief Financial Officer from December 1992 to July 1999. He was Vice President, Finance and Administration of Digital Link from March 1996 to January 1999.

     Thomas J. Barsi, age 34, has served as our Vice President, Business Development and Marketing Communications since July 2001. Mr. Barsi served as our Vice President, Business Development from December 1999 to July 2001, our Director of Sales from January 1999 to December 1999 and our Director of Marketing from July 1996 to January 1999. Prior to joining us, he was Director of Marketing responsible for the product line of high-end business products for Pacific Bell Internet from June 1995 to July 1996 and a product manager at Pacific Bell Internet from September 1994 to June 1995.

     Julie P. Cotton, age 55, has served as our Vice President, Human Resources since June 2000. Ms. Cotton was Vice President, Human Resources at Pilot Network Services, an Internet security company, from April 1999 to June 2000. She worked as a management consultant from April 1998 to April 1999. Ms. Cotton was also Director of Organizational Effectiveness for Applied Materials, a manufacturer of semiconductor capital equipment, from October 1995 to April 1998. For a year prior to her position with Applied Materials, Ms. Cotton worked as an independent consultant.

     Darrell R. Furlong, age 44, has served as our Vice President, Engineering since September 2001. Mr. Furlong was Senior Vice President of Research and Development and Chief Technology Officer for Metrobility Optical Systems from October 1997 to September 2001. Mr. Furlong served as a Director of the router division of Bay Networks/Wellfleet (acquired by Nortel Networks) from June 1992 to October 1997. He also directed all hardware development activities at Concord Communications from May 1986 to June 1992.

     T. Diane Pewitt, age 45, has served as our Executive Vice President, Operations since September 2001. Ms. Pewitt served as our Executive Vice
President, Operations and Research Development from March 2001 until September 2001 and our Vice President, Operations from March 2000 until March 2001. She served as Vice President of Messaging for the service provider line of business for Lucent Technologies from June 1999 to March 2000. She also served as the Vice President of Operations for Lucent Technologies' Octel Messaging Division from January 1998 to June 1999. Ms. Pewitt was also Director of Operations for Lucent from June 1994 to January 1998.

     C. Reid Thomas, 40, has served as our Executive Vice President, Sales and Product Marketing since July 2001. Mr. Thomas served as our Vice President, Sales from April 2000 until July 2001. He served as Managing Director, Sales for Lucent Technologies, where he was responsible for AT&T Markets from August 1996 to April 2000. Prior to his employment with Lucent, Mr. Thomas was Group Manager, Strategy and Alliances for Octel Communications, from January 1995 to August 1996.

     There are no family relationships among VINA's executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of our Common Stock are required to report their initial ownership of our Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to identify in this report those persons who failed to timely file these reports. Based solely upon copies of reports filed with the Securities and Exchange Commission, we believe that all of such filing requirements were satisfied for 2001 except the following individuals failed to file timely reports for such fiscal year: Mr. Barsi did not report 6,000 shares sold in February 2001 on a timely filed Form 4 report but the sale was reported on an amended Form 4 filed in March 2001.

Item 11. Executive Compensation

     The following table sets forth compensation for services rendered in all capacities to VINA for the fiscal years ended December 31, 2001, 2000 and 1999, of (i) our Chief Executive Officer and (ii) our five other most highly compensated executive officers whose total annual salary and bonus for fiscal year 2001 exceeded $100,000 (the "Named Officers").

                           Summary Compensation Table

                               Annual Compensation

                                                                                             Long Term
                                                                             Other         Compensation
                                                                             Annual         Securities         All
                                                                Bonus     Compensation      Underlying        Other
      Name and Principal Position         Year   Salary ($)     ($)(1)         ($)           Options       Compensation
----------------------------------------- ----   ----------   --------    ------------     ------------    -------------
Steven M. Bauman (2)....................  2001     $ 240,000  $       -  $         -                 -        $       -
     President and Chief Executive        2000       200,000     35,417            -         2,034,000                -
     Officer                              1999        71,279    100,000            -                 -                -

Stanley E. Kazmierczak (3)..............  2001       185,000          -            -                 -          162 (4)
     Vice President, Finance and          2000       175,000     52,500            -           612,000                -
     Administration, Chief Financial      1999        84,247          -            -                 -                -
     Officer and Secretary

Thomas J. Barsi.........................  2001       170,000          -            -                 -          114 (5)
     Vice President, Business             2000       160,191     48,000            -           268,000                -
     Development and Marketing            1999       113,995     54,614            -                 -                -
     Communications

C. Reid Thomas (6)......................  2001       190,592          -   139,424(7)                 -          135 (9)
     Executive Vice President, Sales      2000       104,616     85,686    77,830(8)           440,000                -
     and Product Marketing

T. Diane Pewitt (10)....................  2001       199,679          -            -                 -         288 (11)
     Executive Vice President,            2000       144,577     65,500            -           574,000                -
     Operations

Joshua W. Soske (12)....................  2001   214,867(13)          -            -                 -       36,191(14)
     Executive Vice President and Chief   2000       183,333     55,000            -           496,000                -
     Technical Officer                    1999       175,000          -            -                 -                -


----------------
(1)  Includes amounts paid pursuant to VINA's bonus plan.
(2) Mr. Bauman joined VINA in August 1999. On April 1, 2002, Mr. Bauman resigned as President and Chief Executive Officer and from the Board of Directors of the Company but will remain as an employee of the Company until April 30, 2002.
(3)  Mr. Kazmierczak joined VINA in June 1999.
(4) Represents amount paid by VINA for life insurance on behalf of Mr. Kazmierczak.
(5)  Represents amount paid by VINA for life insurance on behalf of Mr. Barsi.
(6)  Mr. Thomas joined VINA in April 2000.
(7)  Represents amount earned as sales commission by Mr. Thomas.
(8)  Represents payments made for relocation allowances on behalf of Mr. Thomas.
(9)  Represents amount paid by VINA for life insurance on behalf of Mr. Thomas.
(10) Ms. Pewitt joined VINA in March 2000.
(11) Represents amount paid by VINA for life insurance on behalf of Ms. Pewitt.
(12) Mr. Soske resigned from his position as an executive officer of VINA in July 2001.
(13) Includes $92,500 paid to Mr. Soske in connection with his resignation as an executive officer of VINA.
(14) Represents $36,089 paid to Mr. Soske for consulting services pursuant to his independent contractor agreement with VINA and $102 paid for life insurance by VINA on behalf of Mr. Soske.

         The following tables set forth certain information as of December 31, 2001, and for the fiscal year then ended with respect to stock options granted to and exercised by the individuals named in the Summary Compensation Table above.



                                                   Option Grants in 2001                         Potential Realizable
                                                                                                   Value at Assumed
                                                                                                 Annual Rates of Stock
                                                                                                Price Appreciation for
                                                   Individual Grants                                Option Term (5)
------------------------------------ ------------- ---------------------------------------- --------------------------------
                                      Number of    % of Total
                                      Securities     Options
                                      Underlying    Granted to
                                       Options     Employees in       Exercise
                                       Granted     Fiscal Year        Price     Expiration
          Name                          (#)(1)         (2)           ($/Sh)(3)   Date (4)          5% ($)          10% ($)
------------------------------------ ------------- ------------- ------------ ------------- --------------- ----------------

Steven M. Bauman..................      124,000       2.2%          $1.563       3/27/11         $121,887         $308,886

Stanley E. Kazmierczak............       74,000       2.2            1.563       3/27/11           72,739          184,335
                                         50,000                      1.030       8/06/11           32,388           82,077
Thomas J. Barsi...................       48,000       1.8            1.563       3/27/11           47,182          119,568
                                         50,000                      1.030       8/06/11           32,388           82,077
C. Reid Thomas....................       50,000       1.8            1.563       3/27/11           49,148          124,550
                                         50,000                      1.030       8/06/11           32,388           82,077
T. Diane Pewitt...................      124,000       3.1            1.563       3/27/11          121,887          308,886
                                         50,000                      1.030       8/06/11           32,388           82,077
Joshua W. Soske...................        6,000       0.1            1.563       3/27/11            5,897           14,946


-------------------------------

(1) Except as otherwise provided below, all stock options granted are exercisable in full immediately, but the shares received upon exercise are subject to repurchase by VINA. VINA's right to repurchase lapses as to 25% of the shares covered by the respective options on the first anniversary of the date of the grant, and lapses ratably on a monthly basis thereafter, with the repurchase right terminating in full on the fourth anniversary of the date of the grant. Of the options granted in 2001, 24,000 options granted to Mr. Bauman, 24,000 options granted to Mr. Kazmierczak, 18,000 options granted to Mr. Barsi, 24,000 options granted to Ms. Pewitt and 6,000 options granted to Mr. Soske were granted pursuant to VINA's executive bonus plan and vest in full on the seventh anniversary of the date of grant.

(2) In 2001, VINA granted employees, directors and consultants options to purchase 6,570,934 shares of VINA's Common Stock.

(3) The exercise price on the date of grant was equal to 100% of the fair market value on the date of grant.

(4) The options have a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(5) The 5% and 10% assumed rates of appreciation are suggested by the rules of the Securities and Exchange Commission and do not represent VINA's estimate or projection of the future Common Stock price. There can be no assurance that any of the values reflected in the table will be achieved.

                 Aggregate Option Exercises in Last Fiscal Year
                         And 2001 Year End Option Values


                                                                         Number of Securities
                                                                        Underlying Unexercised    Value of Unexercised
                                                                             Options at          In-the-Money Options at
                                                                        December 31, 2001 (#)     December 31, 2001 ($)(3)
                                                                            Exercisable/             Exercisable/
      Name                  Shares Acquired          Value                 Unexercisable            Unexercisable
      ----                  on Exercise (#)(1)     Realized ($)(2)        ---------------           -------------
                            ------------------     ---------------
Steven M. Bauman .............       0                      0              1,584,000/0               $290,400/0

Stanley E. Kazmierczak........       0                      0                219,000/0                 15,300/0

Thomas J. Barsi ..............       0                      0                268,500/0                 67,595/0

C. Reid Thomas ...............       0                      0                440,000/0                 10,500/0

T. Diane Pewitt ..............       0                      0                224,000/0                 10,500/0

Joshua W. Soske .............. 320,000               $380,800                610,200/0                183,928/0


---------------------------

(1) The shares acquired upon exercise are subject to a right of repurchase by VINA. VINA's right to repurchase lapses as to 25% of the shares covered by the respective options on the first anniversary of the date of the grant, and lapses ratably on a monthly basis thereafter, with the repurchase right terminating in full on the fourth anniversary of the date of the grant.
(2) Calculated on the basis of the fair market value of the underlying securities at the exercise date minus the exercise price.
(3) Calculated on the basis of the fair market value of the underlying securities at December 31, 2001 ($1.24 per share) minus the exercise price.

Compensation Arrangements

     Steven M. Bauman, the Company's former President and Chief Executive Officer and member of the Board of Directors, was a party to an offer letter with VINA dated August 16, 1999. Pursuant to the offer letter, VINA agreed to pay Mr. Bauman an initial annual salary of $200,000. In addition, Mr. Bauman was eligible to receive an incentive bonus equal to fifty percent (50%) of his base salary based on his performance. This bonus was guaranteed in his first year with VINA. Mr. Bauman was also given an option to purchase 1,660,000 shares of VINA's Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of the grant. The options were immediately exercisable and vest over a four year period, however, the purchased shares are subject to repurchase by VINA in the event Mr. Bauman's service terminates prior to the shares vesting. Mr. Bauman resigned as President and Chief Executive Officer and as a member of the Board of Directors of the Company on April 1, 2002 but will remain as an employee of the Company until April 30, 2002. The Company anticipates entering into a severance agreement with Mr. Bauman in connection with his resignation pursuant to which Mr. Bauman will immediately vest in options equal to the number of shares that would have vested if he had provided an additional eight months of service to the Company from April 30, 2002. Mr. Bauman will have until December 31, 2002 to exercise any vested options. In addition, the Company anticipates paying Mr. Bauman an aggregate eight months salary equal to $160,000 and will pay expenses for COBRA medical benefits coverage for one year in connection with his resignation.

     Stanley E. Kazmierczak, VINA's Vice President, Finance and Administration, Chief Financial Officer and Secretary, is a party to an offer letter with VINA dated May 24, 1999. Under the terms of the offer letter, VINA agreed to pay Mr. Kazmierczak an annual salary of $175,000. Mr. Kazmierczak was also granted an option to purchase 393,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of the grant. The option is immediately exercisable and vests over a four-year period, however, the purchased shares are subject to repurchase by VINA in the event Mr. Kazmierczak's service terminates prior to the shares vesting. In the event of involuntary termination within twelve months following a change in control of VINA, Mr. Kazmierczak will immediately vest in the greater of (i) the number of the shares that would have vested if Mr. Kazmierczak provided a total of 24 months of service with VINA or (ii) the number of shares that would have vested if Mr. Kazmierczak provided an additional 12 months of service following the date of the involuntary termination.

     C. Reid Thomas, VINA's Executive Vice President, Sales and Product Marketing, is a party to an offer letter with VINA dated April 7, 2000. Under the offer letter, VINA agreed to pay Mr. Thomas an annual salary of $150,000. The offer letter also provides for variable compensation in the form of commissions, quarterly bonuses, an annual bonus targeted at $150,000 upon achievement of VINA's revenue target, and a $400 monthly car allowance. Pursuant to the offer letter, Mr. Thomas was also granted an option to purchase 280,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of the grant. The option is immediately exercisable and vests over a four-year period, however, any purchased shares are subject to repurchase by VINA in the event Mr. Thomas' service is terminated prior to the shares vesting. In the event of involuntary termination within twelve months following a change in control of VINA, Mr. Thomas will immediately vest in the greater of (i) the number of the shares that would have vested if Mr. Thomas provided a total of 24 months of service with VINA or (ii) the number of shares that would have vested if Mr. Thomas provided an additional 12 months of service following the date of the involuntary termination.

     T. Diane Pewitt, VINA's Executive Vice President, Operations, is a party to an offer letter with VINA dated January 21, 2000. Under the offer letter, VINA agreed to pay Ms. Pewitt an annual salary of $180,000 and an initial sign-on bonus in the amount of $25,000. The offer letter also provides that Ms. Pewitt is eligible to receive an additional target bonus of 25% of her salary based on achievement of corporate and strategic goals and objectives. Pursuant to the offer letter, Ms. Pewitt was also granted an option to purchase 350,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the later of the date of the grant or the first date of employment. The option is immediately exercisable and vests over a four-year period, however, any purchased shares are subject to repurchase by VINA in the event Ms. Pewitt's service is terminated prior to the shares vesting. In the event of involuntary termination within twelve months following a change in control of VINA, Ms. Pewitt will immediately vest in the greater of (i) the number of the shares that would have vested if Ms. Pewitt provided a total of 24 months of service with VINA or (ii) the number of shares that would have vested if Ms. Pewitt provided an additional 12 months of service following the date of the involuntary termination.

     Thomas J. Barsi, VINA's Vice President, Business Development and Marketing Communications, is a party to an offer letter with VINA dated July 1, 1996. Under the offer letter, VINA agreed to pay Mr. Barsi an annual salary of $100,000. The offer letter also provides that Mr. Barsi is eligible to receive a $70,000 bonus upon delivering a bona fide letter of intent from Pacific Bell during 1996 for a volume purchase from VINA in 1997. The offer letter further provides that Mr. Barsi will be eligible for two additional $30,000 bonuses, one for each bona fide letter of intent he delivers from customers approved in the board top ten list during 1996 for a volume purchase from VINA in 1997. Pursuant to the offer letter, Mr. Barsi was also granted an option to purchase 40,000 shares of Common Stock, subject to repurchase, at price of $0.001 per share. In the event of involuntary termination within twelve months following a change in control of VINA, Mr. Barsi will immediately vest in the greater of (i) the number of the shares that would have vested if Mr. Barsi provided a total of 24 months of service with VINA or (ii) the number of shares that would have vested if Mr. Barsi provided an additional 12 months of service following the date of the involuntary termination.

     Joshua M. Soske is a party to a settlement agreement and release with VINA dated August 27, 2001 pursuant to which Mr. Soske agreed to resign from his position as VINA's Executive Vice President effective July 16, 2001. In connection with the settlement agreement, Mr. Soske entered into an independent contractor agreement with VINA in July 2001. In connection with Mr. Soske's resignation, VINA paid Mr. Soske an aggregate six months salary equal to $92,500, accelerated the vesting of options to purchase 200,000 shares of Common Stock granted to Mr. Soske on May 5, 1998, and accelerated the vesting of additional options to purchase 730,200 shares of Common Stock which were granted to Mr. Soske after May 5, 1998. Any options not vested as of the effective date of the settlement agreement expired and any vested options will expire three months after the termination of the independent contractor agreement. The settlement agreement also provides that the consideration received by Mr. Soske represents settlement in full of all outstanding obligations VINA may have towards Mr. Soske, and Mr. Soske agrees to release VINA from any and all claims related to his employment with VINA. The independent contractor agreement Mr.

Soske entered into in connection with the settlement agreement provides that Mr. Soske will provide consulting services on all aspects of VINA's business as requested to do so by VINA from July 17, 2001 to January 16, 2002 and thereafter on a month to month basis unless otherwise terminated pursuant to the terms of the independent contractor agreement. Mr. Soske was paid a total of $36,089 for consulting services under the independent contractor agreement in 2001.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors consists of Jeffrey M. Drazan and Philip J. Quigley. Until April 1, 2002, Mr. Bauman was a non-voting member of the Compensation Committee. No interlocking relationship exists between the Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other entity, nor has any interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 31, 2002 as to shares of the Common Stock beneficially owned by: (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named under "Executive Compensation--Summary Compensation Table," and (iv) all directors and executive officers of the Company as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be.

                                                                      Shares      Percentage
                                                                   Beneficially  Beneficially
                                                                    Owned (1)      Owned (1)
                                                                    ---------      ---------

Entities affiliated with London Pacific Assurance Limited (2) (3)    3,044,402      4.9%
Entities affiliated with Sierra Ventures V, L.P. (4) (5) ........   38,521,749     56.2%+
Steven M. Bauman (6) ............................................    2,343,742      3.7%
Joshua W. Soske (7) .............................................    1,759,341      2.8%
W. Michael West (8) .............................................    1,616,015      2.6%
Jeffrey M. Drazan (9) ...........................................   38,798,227     56.5%+
John F. Malone (10) .............................................      187,500        *
Philip J. Quigley (11) ..........................................      349,063        *
Paul Scott (12) .................................................       30,000        *
Stanley E. Kazmierczak (13) .....................................      612,000        *
Thomas J. Barsi (14) ............................................      560,000        *
C. Reid Thomas (15) .............................................      508,198        *
T. Diane Pewitt (16) ............................................      575,841        *
All directors and executive officers as a group (12 persons) ....   47,992,493     70.6%


----------------

*    Less than 1%.

+ On October 17, 2001, Mr. Jeffrey M. Drazan, Sierra Ventures VII, L.P. and Sierra Ventures Associates VII, LLC, and several of their affiliates that own shares of Common Stock, entered into a stockholders' agreement with VINA, which generally restricts the discretionary voting of more than 35% of the Company's outstanding shares of Common Stock by Sierra Ventures and its affiliates until October 19, 2011.

(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table.

(2) The address of the principal place of business of London Pacific Assurance Limited is Minden House, 6 Minden Place, St. Helier, Jersey, Channel Islands.

(3) According to Schedule 13G dated January 9, 2002, filed jointly by London Pacific Life & Annuity Company ("LPLAC"), LPIMC Insurance Marketing Services ("LPIMC"), Berkeley International Capital Limited ("BICL"), and London Pacific Assurance Limited ("LPAL"), LPLAC, LPIMC, BICL and LPAL own collectively 3,044,402 shares. LPLAC is the beneficial owner of, with sole dispositive and voting power for, 535,715 shares. LPIMC is the beneficial owner of, with sole dispositive and voting power for, 100,000 shares. BICL is the beneficial owner of, with sole dispositive and voting power for, 178,571 shares. LPAL is the beneficial owner of, with sole dispositive and voting power for, 2,230,116 shares.

(4) The address of the principal place of business of Sierra Ventures V, L.P. is 3000 Sand Hill Road, Building Four, Suite 210, Menlo Park, California 94025.

(5) According to Schedule 13G dated February 14, 2001, filed jointly by Sierra Ventures V, L.P., SV Associates V, L.P. Sierra Ventures VI, L.P. and SV Associates VI, L.P., Sierra Ventures V, L.P. and SV Associates V, L.P. own collectively 8,591,484 shares and Sierra Ventures VI, L.P. and SV Associates VI, L.P. own collectively 1,621,506 shares. Sierra Ventures V, L.P. and SV Associates V, L.P. are currently the beneficial owners of, and share voting and dispositive power for, 8,591,484 shares. Sierra Ventures VI, L.P. and SV Associates VI, L.P. are currently the beneficial owners of, and share voting and dispositive power for, 1,621,506 shares. Also includes 72,922 shares held by SV Associates VI, as nominee for its general partners; 21,061,317 shares and 6,085,000 shares subject to warrants exercisable within 60 days after December 31, 2001 held by Sierra Ventures VII, L.P.; and 874,520 shares and 215,000 shares subject to warrants exercisable within 60 days after December 31, 2001 held by Sierra Ventures Associates VII, LLC, as nominee for its members.

(6) Includes 1,584,000 shares subject to options exercisable within 60 days of March 31, 2002. Also includes 75,000 shares subject to warrants exercisable within 60 days of March 31, 2002 and 584,742 shares held by Steven M. & Ina
     U. Bauman Trust, and 100,000 shares held by Mr. Bauman's adult children. Mr. Bauman resigned from his positions as an executive officer of the Company and a member of the Board of Directors on April 1, 2002.

(7) Includes 315,657 shares subject to options exercisable within 60 days of March 31, 2002. Also includes 125,986 shares held by the Joshua and Kristen Rogers Soske Intervivos Trust.

(8) Includes 400,000 shares subject to options exercisable within 60 days of March 31, 2002. Also includes 75,000 shares subject to warrants exercisable within 60 days of March 31, 2002 and 234,765 shares held by The West 1991 Revocable Trust and 100,000 shares held by W. Michael West and Sandra K. West.

(9) Includes 107,500 shares subject to options exercisable within 60 days of March 31, 2002. Also includes 21,061,317 shares and 6,085,000 shares subject to warrants exercisable within 60 days of March 31, 2002 held by Sierra Ventures VII, L.P. and 874,520 shares and 215,000 shares subject to warrants exercisable within 60 days of March 31, 2002 held by Sierra Ventures Associates VII, LLC, as nominee for its members. Also includes

     8,591,484 shares held by Sierra Ventures V, L.P. and 1,621,506 shares held by Sierra Ventures VI, L.P. and 72,922 shares held by SV Associates VI, as nominee for its general partners. Jeffrey M. Drazan is a general partner of SV Associates V, L.P., a general partner of SV Associates VI, L.P. and is a manager of Sierra Ventures Associates VII, LLC which is the general partner of Sierra Ventures VII, L.P. He is also a director of the Company. Other than 47,286 shares owned by SV Associates VI, as nominee for its general partners, 413,786 shares and 100,000 shares subject to warrants exercisable within 60 days of March 31, 2002 held by Sierra Ventures Associates VII, LLC, as nominee for its members, Mr. Drazan disclaims beneficial ownership of the shares held by the Sierra Ventures entities, except to the extent of his pecuniary interest in these shares.

(10) Represents 187,500 shares subject to options exercisable within 60 days of March 31, 2002.

(11) Includes 107,500 shares subject to options exercisable within 60 days of March 31, 2002. Also includes 154,107 shares held by the Quigley Family Trust. Mr. Quigley is the Trustee of the Quigley Family Trust, and is a director of the Company. Mr. Quigley disclaims beneficial ownership of the shares held by the Quigley Family Trust.

(12) Represents 30,000 shares subject to options exercisable within 60 days of March 31, 2002.

(13) Includes 219,000 shares subject to options exercisable within 60 days of March 31, 2002. Also includes 20,000 shares held by The Christin Kazmierczak Grantor Retained Annuity Trust and 20,000 shares owned by The Stanley Kazmierczak Grantor Retained Annuity Trust.

(14) Includes 268,500 shares subject to options exercisable within 60 days of March 31, 2002.

(15) Includes 440,000 shares subject to options exercisable within 60 days of March 31, 2002. Also includes 15,000 shares subject to warrants exercisable within 60 days of March 31, 2002.

(16) Includes 224,000 shares subject to options exercisable within 60 days of March 31, 2002.


Item 13. Certain Relationships and Related Transactions

     An aggregate 20,625,979 shares of Common Stock at a purchase price of $.639 per share and warrants to purchase an aggregate of 6,590,000 shares of Common Stock at an exercise price of $1.00 per share were sold in private financings in October and December 2001. The purchasers of the Common Stock and warrants to purchase shares of Common Stock include the following directors, executive officers, holders of more than 5% of the VINA's securities and their affiliated entities:

                                                         Shares of
Investor                                                Common Stock   Warrants
--------                                                ------------   --------

Entities affiliated with Sierra Ventures VII, L.P.(1)   19,718,310    6,300,000
Steven M. Bauman(2) .................................      234,742       75,000
W. Michael West(3) ..................................      234,742       75,000
C. Reid Thomas ......................................       46,948       15,000

--------------------------
(1)  Includes  shares  held by Sierra  Venture  VII,  L.P.  and Sierra  Ventures
     Associates VII, LLC, as nominee for its members. Jeffrey M. Drazan is a manager of Sierra Ventures Associates VII, LLC, which is the general partner of Sierra Ventures VII, L.P. He is also a member of the Board of Directors of the Company. Other than 312,989 shares held by Sierra Ventures Associates VII, LLC, as nominee for its members, Mr. Drazan disclaims beneficial ownership of the shares held by the Sierra Ventures entities, except to the extent of his pecuniary interest in these shares.
(2)  Includes shares held by Steven M. Bauman and Ina U. Bauman Trust.
(3)  Includes shares held by The West 1991 Revocable Trust.

     VINA has entered into indemnification agreements with each of the Company's officers and directors.

     VINA has granted options to purchase Common Stock to the Company's officers and directors.

     In December 2001 VINA issued an aggregate of 2,217,527 shares of Common Stock to Sierra Ventures VII, L.P. and Sierra Ventures Associates VII, LLC in connection with the Company's merger with MOS Acquisition Corporation. MOS Acquisition was formed solely to purchase assets from Metrobility Optical Systems. The assets consist of all of the assets and technology used by Metrobility in connection with its development of optical concentration products. MOS Acquisition was owned by Sierra Ventures VII, L.P. and Sierra Ventures Associates VII, LLC. These Sierra Ventures entities, affiliates of a member of the Board of Directors, Mr. Jeffrey M. Drazan, are both substantial stockholders and secured creditors of Metrobility Optical Systems. The Sierra Ventures entities agreed to purchase the assets and technology for consideration that consisted, in part, of the forgiveness of some of Metrobility's secured debt held by these entities, if, immediately following the purchase, VINA acquired MOS Acquisition in a merger. Mr. Drazan did not participate as a member of the Board of Directors in its approval of these transactions.

     In connection with the acquisition of the Metrobility assets in October 2001 VINA entered into a loan and security agreement with Metrobility Optical Systems pursuant to which VINA agreed to loan up to an aggregate of $500,000 to Metrobility Optical Systems.

     In September 2001, VINA loaned $168,750 to Julie M. Cotton, the Company's Vice President, Human Resources. The loan is due and payable in September 2004 with interest at an annual rate of 3.94%. As of December 31, 2001, $168,750 in principal and $2,000 in accrued interest was outstanding under the loan.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VINA TECHNOLOGIES, INC.
Date:    April 25, 2002
                                        /s/ STANLEY E. KAZMIERCZAK
                                      ---------------------------------
                                             Stanley E. Kazmierczak
                                             Chief Financial Officer