Form 10-Q
period 2002-03-31
VINA TECHNOLOGIES INC
filed 2002-05-09
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 62,259,271 as of March 31, 2002.

                             VINA TECHNOLOGIES, INC.


                                      INDEX

                                                                                          Page
                                                                                          ----


PART I:  FINANCIAL INFORMATION...............................................................3

 Item 1.  Condensed Consolidated Financial Statements........................................3

          Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002...3

          Condensed Consolidated Statements of Operations for the three months ended March
          31, 2001 and 2002..................................................................4

          Condensed Consolidated Statements of Cash Flows for the three months ended March
          31, 2001 and 2002..................................................................5

          Notes to Condensed Consolidated Financial Statements...............................6

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations........................................................................11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................26

PART II: OTHER INFORMATION..................................................................28

 Item 1.  Legal Proceedings.................................................................28

 Item 2.  Changes in Securities and Use of Proceeds.........................................28

 Item 6.  Exhibits and Reports on Form 8-K..................................................28

 Signatures.................................................................................30


PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                             VINA Technologies, Inc.
                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                   (unaudited)


                                                                        December 31,   March 31,
                                                                            2001         2002
                                                                            ----         ----
ASSETS

Current assets:
   Cash and cash equivalents .........................................   $  15,805    $  20,134
   Short-term investments ............................................         500          500
   Common stock subscription receivable ..............................       9,589           --
   Accounts receivable, net ..........................................       9,843        3,173
   Inventories .......................................................       4,903        5,137
   Prepaid expenses and other ........................................       1,555        1,363
                                                                         ---------    ---------
     Total current assets ............................................      42,195       30,307

Property and equipment, net ..........................................       5,271        4,684
Other assets .........................................................         356          358
Intangibles assets, net ..............................................       5,663        2,489
Goodwill, net ........................................................      26,426           --
                                                                         ---------    ---------
     Total assets ....................................................   $  79,911    $  37,838
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................   $   7,798    $   6,209
   Accrued compensation and related benefits .........................       2,333        2,179
   Accrued warranty ..................................................         696          667
   Other current liabilities .........................................       2,810        2,581
                                                                         ---------    ---------

     Total current liabilities .......................................      13,637       11,636
                                                                         ---------    ---------

Stockholders' equity:
Convertible preferred stock; $0.0001 par value; 5,000,000 shares
   authorized; none outstanding ......................................          --           --
Common stock; $0.0001 par value; 125,000,000 shares authorized; shares
   outstanding:  2001, 62,013,759; 2002, 62,259,271 ..................           6            6
   Additional paid-in capital ........................................     194,814      194,902
   Deferred stock compensation .......................................      (7,106)      (5,419)
   Accumulated deficit ...............................................    (121,440)    (163,287)
                                                                         ---------    ---------

     Total stockholders' equity ......................................      66,274       26,202
                                                                         ---------    ---------

     Total liabilities and stockholders' equity ......................   $  79,911    $  37,838
                                                                         =========    =========

            See notes to condensed consolidated financial statements

                             VINA Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (unaudited)







                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                         --------
                                                                                    2001       2002
                                                                                    ----       ----

Net revenue ...................................................................  $ 11,029    $  4,749
Cost of revenue (excluding stock-based compensation) ..........................     8,246       5,288
                                                                                 --------    --------
Gross profit (loss) (excluding stock-based compensation) ......................     2,783        (539)
                                                                                 --------    --------
Costs and expenses:
  Research and development (excluding stock-based compensation) ...............     4,705       5,423
  Selling, general and administrative (excluding stock-based compensation) ....     6,511       4,704
  Stock-based compensation, net* ..............................................     4,844       1,653
  In-process research and development .........................................     5,081          --
  Amortization of goodwill and intangible assets ..............................       830         324
  Impairment of goodwill and intangible assets ................................        --      29,276
                                                                                 --------    --------
      Total costs and expenses ................................................    21,971      41,380
                                                                                 --------    --------
Loss from operations ..........................................................   (19,188)    (41,919)

Other income, net .............................................................       612          72
                                                                                 --------    --------
Net loss ......................................................................  ($18,576)   ($41,847)
                                                                                 ========    ========

Net loss per share, basic and diluted .........................................  ($  0.57)   ($0.  68)
                                                                                 ========    ========
Shares used in computation basic and diluted ..................................    32,783      61,531
                                                                                 ========    ========



* Stock-based compensation, net:
   Cost of revenue ............................................................  $    359    $    158
   Research and development ...................................................     1,589         401
   Selling, general and administrative ........................................     2,896       1,094
                                                                                 --------     -------
                                                                                 $  4,844    $  1,653
                                                                                 ========    ========





            See notes to condensed consolidated financial statements

                             VINA Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                         2001         2002
                                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................     $(18,576)   $(41,847)
  Reconciliation of net loss to net cash used in operating
    activities:
    Depreciation and amortization ...................................      1,446         909
    Disposal of property and equipment ..............................         --         304
    Impairment of goodwill and intangible assets ....................         --      29,276
    Stock-based compensation, net ...................................      4,844       1,653
    In-process research and development .............................      5,081          --
  Changes in operating assets and liabilities:
    Accounts receivable .............................................     (1,884)      6,670
    Inventories .....................................................      2,430        (234)
    Prepaid expenses and other ......................................      1,222         192
    Other assets ....................................................        (75)         (2)
    Accounts payable ................................................        138      (1,589)
    Accrued compensation and related benefits .......................     (1,609)       (154)
    Accrued warranty ................................................         32         (29)
    Other current liabilities .......................................       (607)       (229)
                                                                        --------    --------
     Net cash used in operating activities ..........................     (7,558)     (5,080)
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...............................       (948)       (302)
  Acquisition of business, net of cash acquired .....................       (454)         --
  Purchases of short-term investments ...............................       (550)         --
  Proceeds from sales/maturities of short-term investments ..........     12,394          --
                                                                        --------    --------
     Net cash provided by (used in) investing activities ............     10,442        (302)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock ................................        721       9,803
  Repurchase of common stock ........................................       (500)        (92)
                                                                        --------    --------
     Net cash provided by financing activities ......................        221       9,711
                                                                        --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .............................      3,105       4,329

CASH AND CASH EQUIVALENTS, Beginning of period ......................      7,740      15,805
                                                                        --------    --------

CASH AND CASH EQUIVALENTS, End of period ............................   $ 10,845    $ 20,134
                                                                        ========    ========

            See notes to condensed consolidated financial statements

                             VINA TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1. Unaudited Interim Financial Information

Business - VINA Technologies, Inc. (the Company or VINA), incorporated in June 1996, designs, develops, markets and sells multiservice broadband access communications equipment that enables telecommunications service providers to deliver bundled voice and data services. We have incurred significant losses since inception and expect that net losses and negative cash flows from operations will continue for the foreseeable future.

Basis of Presentation -- The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial information is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three-months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to our reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2001.

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We generate revenue from sale of products and related services to communications service providers and through original equipment manufacturers and value added resellers.

Product revenue is generated from the sale of communications equipment embedded with software that is essential to its functionality, and accordingly, we account for these transactions in accordance with SEC Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, and Statement of Position (SOP) 97-2, Software Revenue Recognition. Product revenue is recognized when all SAB No. 101 and SOP 97-2 criteria are met which generally occurs at the time of shipment. In multiple element arrangements where there are undelivered elements at the time of shipment, product revenue is recognized at the time of shipment as the residual value of the arrangement after allocation of fair value to the undelivered elements based on vendor specific objective evidence (VSOE). There is no VSOE on the sales of communications equipment due to the wide range in customer discounts provided by us.

Service revenue is generated from the sale of installation, training and post contract customer support (PCS) agreements related to the communications equipment. We also account for these transactions in accordance with SAB No. 101 and SOP 97-2, and as such recognizes revenue when all of the related revenue recognition criteria are met which is: (i) at the time the installation or training service is delivered; and (ii) ratably over the term of the PCS agreement. In multiple element arrangements where these services are undelivered when the communications equipment is shipped, we defer the fair value of these undelivered elements based on VSOE and recognizes revenue as the services are delivered. VSOE of these elements is based on stand-alone sales (including renewal rates of PCS agreements) of the services. For all periods presented service revenue has been less than 10% of total net revenue.

We also record a provision for estimated sales and warranty costs at the time the product revenue is recognized.

Comprehensive Loss - Comprehensive loss for the three months ended March 31, 2001 and 2002 was the same as net loss.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and Statement of Financial Accounting Standards SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. We adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, we have stopped the amortization of intangible assets with indefinite lives (goodwill, which includes the reclass of workforce-in-place) with a net carrying value of $27.3 million at December 31, 2001 and annual amortization of $8.8 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. We evaluated goodwill under SFAS No. 142 upon adoption, on January 1, 2002, and determined that there was no impairment. However, in accordance with SFAS No. 142, we were required to reevaluate goodwill and other intangibles for impairment in March 2002 because events and circumstances changed that more likely than not would reduce the fair value of the reporting unit below its carrying amount.

Recent Accounting Standards - In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for us on January 1, 2002. The adoption of this statement did not have an impact on our financial position, results of operations or cash flows.

In November 2001, consensus was reached by the Emerging Issues Task Force (EITF) on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-09 addresses the accounting consideration given by a vendor to a customer. The EITF is effective for us on January 1, 2002. The adoption of this statement will result in the reclassification of sale and marketing expenses to revenue in 2001 totaling $567,000. There were no amounts reclassified in the first quarter of 2001.

2. Inventories

     Inventories consist of the following (in thousands):

                                                   December 31,      March 31,
                                                       2001            2002
                                                   -----------       --------
          Raw materials and subassemblies.......      $1,783         $    852
          Finished goods........................       3,120            4,285
                                                      ------         --------
          Inventories...........................      $4,903         $  5,137
                                                      ======         ========

3. Net Loss Per Share

The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            2001       2002
                                                            ----       ----

Weighted average common shares outstanding..............   34,173     62,207

Weighted average common shares outstanding subject to
   repurchase...........................................   (1,390)      (676)
                                                           ------     ------
Shares used in computation, basic and diluted...........   32,783     61,531
                                                           ======     ======

During the three months ended March 31, 2001 and 2002, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per shares in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at: March 31, 2001, 1,415,221 shares of common stock subject to repurchase and options to purchase 13,577,340 shares of common stock; March 31, 2002, 577,774 shares of common stock subject to repurchase and options to purchase 12,668,119 shares of common stock, and warrants to purchase 7,090,000 shares of common stock.

4. Goodwill and Intangible Assets - SFAS No. 142

As VINA operates in one reportable segment, the design, development, marketing and sale of multiservice broadband access communications equipment, and has only one reporting unit, VINA consolidated, the measurement of the fair value for our goodwill is our market capitalization. The deterioration of the telecom industry and the decline in our current product sales in the first quarter were factors that required the Company to evaluate the fair value of the goodwill. Management evaluated our fair value as determined by its market capitalization against its carrying value, net assets, and determined that goodwill was impaired. In addition, under SFAS No. 144 "Accounting for the impairment of Disposal of Long-Lived Assets" the Company evaluated the intangible assets for impairment and determined a portion of the intangible assets were impaired. We recorded a $29.3 million impairment charge during the quarter ended March 31, 2002. The amount was comprised of $27.3 million of goodwill and $2.0 million of intangible assets.

Intangible assets consist of the following (in thousands):



                                               Dec. 31, 2001                             March 31, 2002

                                       Gross                              Gross
                      Amortization   Carrying   Accumulated             Carrying   Accumulated  Impairment
                        Period        Amount    Amortization    Net      Amount   Amortization     Loss        Net
                        -------------------------------------------------------------------------------------------
Core technology         4 years       $ 3,022    $ (630)      $2,392      $3,022    $  (819)    $ (1,457)    $  746
Current technology      4 years           310       (64)         246         310        (83)        (227)    $    -
Trade name              4 years           346       (73)         273         346        (73)        (273)    $    -
Intellectual property   4 years         1,859         0        1,859       1,859       (116)           -     $1,743
Workforce-in-place      3 years         1,236      (343)         893           -          -            -     $    -
                                      -----------------------------------------------------------------------------
Total                                 $ 6,773   $(1,110)      $5,663      $5,537    $(1,091)    $ (1,957)    $2,489
                                      =============================================================================

All of VINA's intangible assets are subject to amortization except for workforce-in-place and tradename. Workforce in place was recorded as goodwill as of January 1, 2002.

Estimated future amortization expense is as follows (in thousands):

                                    Fiscal year                  Total
                                                                 -----
                   (Remaining nine months) 2002                  $ 540
                                           2003                    721
                                           2004                    721
                                           2005                    507
                                                    ------------------
                             Total Amortization                $ 2,489
                                                    ==================

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in thousands):

Balance as of January 1, 2002             $    27,319
Impairment loss                               (27,319)
                                          -----------

Balance as of March 31, 2002              $         -
                                          ===========

Had the provision of FAS No. 142 been applied for the three months ended March 31, 2001, our net loss and net loss per share would have been as follows (in thousands except per share amounts):

                                         March 31, 2001       March 31, 2002
                                         --------------       --------------
Net loss as reported                           $(18,576)            $(41,847)
Add back amortization:
    Goodwill                                        720                    -
    Workforce-in-place                               34                    -
     Tradename                                        7                    -

                                       ----------------------------------------
Adjusted net loss                              $(17,815)            $(41,847)
                                       ========================================

EPS - basic and diluted, as reported           $  (0.57)            $  (0.68)
Goodwill, workforce-in-place and
tradename amortization                         $   0.03                    -

                                       ----------------------------------------
Adjusted EPS                                    $ (0.54)            $  (0.68)
                                       ========================================

5. Acquisition

On February 27, 2001, we completed the acquisition of Woodwind Communications Systems, Inc (Woodwind), a provider of voice-over-broadband network edge solutions. The acquisition was accounted for as a purchase. To acquire Woodwind, we paid $7.5 million in cash, issued 4.15 million shares of VINA common stock with a fair value of $39.5 million, and converted all outstanding Woodwind options into options to purchase 1.1 million of VINA common stock with a fair value of $2.6 million. In addition, we assumed certain operating assets and liabilities of Woodwind and incurred acquisition expenses of $726,000. In connection with the acquisition, we recorded $43.6 million of goodwill and intangible assets, which were amortized over useful lives of three to four years. We also recorded a one-time charge of $5.1 million in 2001 for purchased in-process technology.


Pro Forma Financial Results

The operating results of Woodwind have been included in the accompanying condensed consolidated statement of operations since its acquisition date. The following selected unaudited pro forma combined results of operations for the three months ended March 31, 2001 of the Company and Woodwind have been prepared assuming that the acquisition had occurred at the beginning of the period presented. The following pro forma financial information is not necessarily indicative of the actual results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                               March 31,
                                                                  2001
                                                                  ----
         Net revenue..........................................  $11,031
         Net loss............................................. ($18,246)
         Net loss per share...................................   ($0.51)
         Shares used in calculation of net loss per share.....   35,457

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill and deferred stock compensation associated with the acquisition. The $5.1 million charge for purchased in-process research and development has been excluded from the March 31, 2001 pro forma results, as it is a material nonrecurring charge.

6.  Restructuring

During the quarter ended March 31, 2002 there was no change in the restructuring accrual from December 31, 2001. The remaining restructuring accrual, of $46,000, pertains to severance and fringe benefits from the 2001 workforce reduction, which we expect to disburse in 2002.

7. Commitments and Contingencies

VINA's contract manufacturer has obtained or has on order substantial amounts of inventory to meet our revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill us for any excess component and finished goods inventory. We also have a non-cancelable purchase order with a major chip supplier for one of our critical components. As of March 31, 2002, the estimated purchase commitments to those company's is $4.1 million.

The high technology and telecommunications industry in which we operate is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. We are not a party to any such litigation; however any such litigation in the future could have a material adverse effect on our consolidated operations and cash flows.

8. Subsequent Event

On April 1, 2002, Steven M. Bauman resigned as Chief Executive Officer and President and from the Board of Directors. W. Michael West, the Chairman of the Board of Directors, was appointed interim Chief Executive Officer upon Mr. Bauman's resignation.

During April 2002, we announced and completed a restructuring plan intended to better align its operations with the changing market conditions. This plan was designed to prioritize VINA's high growth areas of business, focus on profit contribution and reduce expenses. This restructuring includes a workforce reduction and other operating reorganization. As a result of the restructuring efforts, we reduced our workforce by approximately 23%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the extent to which the current economic environment affects our current and potential customers' demand for our products, the effects of competition, competitive pricing and alternative technological advances, the extent to which our current and future products compete with the products of our customers, our ability to implement successfully and achieve the goals of our corporate restructuring plan, our ability to design, market and manufacture successfully products that address market demands, our ability to accurately predict our manufacturing requirements, our ability to maintain relationships with vendors of emerging technologies, changes in our business plans, our ability to integrate the former employees of Metrobility Optical Systems, Inc. into our company, our ability to retain and attract highly skilled engineers for our research and development activities, our ability to execute our business plan, and the risks set forth below under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     In this report, all references to "VINA" "we," "us," "our" or the "Company" mean VINA Technologies, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

     This Form 10-Q includes the following registered trademarks as well as filed applications to register trademarks of VINA Technologies including:
Integrator-300, VINA, VINA Technologies, eLink-100, Multiservice Broadband Xchange, MX-500, MX-550, and Multiservice Xchange. All other trademarks and trade names appearing in this Form 10-Q are the property of their respective holders; for example, SLC, ConnectReach and AnyMedia are trademarks and trade names of Lucent Technologies. The inclusion of other companies' brand names and products in this Form 10-Q is not an endorsement of VINA.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2002.

Recent Developments

     On April 1, 2002, Steven M. Bauman resigned as Chief Executive Officer and President and from the Board of Directors. W. Michael West, the Chairman of the Board of Directors, was appointed interim Chief Executive Officer upon Mr. Bauman's resignation.

     During April 2002, we announced and completed a restructuring plan intended to better align our operations with the changing market conditions. This plan was designed to prioritize VINA's high growth areas of business, focus on profit contribution and reduce expenses. This restructuring includes a workforce reduction and other operating reorganization. As a result of the restructuring efforts, we reduced our workforce by approximately 23%.

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

     From our inception in June 1996 through February 1997, our operating activities related primarily to developing and testing prototype products, commencing the staffing of our sales and customer service organizations and establishing relationships with our customers. We began shipping our Multiservice Integrator-300 product family in March 1997, our Multiservice Xchange product in May 1999 and our MBX product in September 2001. Since inception, we have incurred significant losses, and as of March 31, 2002, we had an accumulated deficit of $163.3 million.

     We market and sell our products and services directly to communications service providers and through OEM customers and value-added resellers, or VARs. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Product revenue is generated from the sale of communications equipment embedded with software that is essential to its functionality, and accordingly, we account for these transactions in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and Statement of Position (SOP) 97-2, Software Revenue Recognition. Product revenue is recognized when all SAB No. 101 and SOP 97-2 criteria are met, which generally occurs at the time of shipment. In multiple element arrangements where there are undelivered elements at the time of shipment, product revenue is recognized at the time of shipment as the residual value of the arrangement after allocation of fair value to the undelivered elements based on vendor specific objective evidence (VSOE). Service revenue is generated from the sale of installation, training and post contract customer support (PCS) agreements related to the communications equipment. We also account for these transactions in accordance with SAB No. 101 and SOP 97-2, and as such recognize revenue when all of the related revenue recognition criteria are met which is (i) at the time the installation or training service is delivered; and (ii) ratably over the term of the PCS agreement. In multiple element arrangements where these services are undelivered when the communications equipment is shipped, we defer the fair value of these undelivered elements based on VSOE and recognizes revenue as the services are delivered. We also record a provision for estimated sales returns and warranty costs at the time the product revenue is recognized.

     Our customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of our historical net revenue. Our three largest customers accounted for approximately 74% of our net revenue for the year ended December 31, 2001, specifically sales to Lucent Technologies, Nuvox Communications, and Advanced Telecom Group accounted for 42%, 20% and 12%, respectively. In May 2002, Advanced Telecom Group filed for bankruptcy under chapter 11 of the United States bankruptcy code. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to experience significant customer concentration for the foreseeable future. To date, international sales have not been significant. International sales have been denominated primarily in U.S.

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

     Stock-based compensation consists of the fair value of stock options granted to non-employees for services and the amortization of deferred stock compensation on stock options granted to employees. Deferred stock compensation represents the difference between the deemed fair market value of our common stock at the time of the grant of the option and the exercise prices of these options. We are amortizing deferred stock compensation using a multiple option award valuation approach over the vesting periods of the applicable options, which is generally four years. The amortization of deferred stock compensation, based upon options granted through March 31, 2002, is expected to be $3.3 million in the next three quarters of 2002, $1.7 million in 2003 and $400,000 thereafter.

     We operate in one reportable segment, the design, development, marketing and sale of multiservice broadband access communications equipment, and has only one reporting unit, VINA consolidated, the measurement of the fair value for our goodwill is our market capitalization. The deterioration of the telecom industry and the decline in our current product sales in the first quarter were factors that required the Company to evaluate the fair value of the goodwill. Management evaluated our fair value as determined by its market capitalization against its carrying value, net assets, and determined that goodwill was impaired. In addition, under SFAS No. 144 "Accounting for the impairment of Disposal of Long-Lived Assets" the Company evaluated the intangible assets for impairment and determined a portion of the intangible assets were impaired. We recorded a $29.3 million impairment charge during the quarter ended March 31, 2002. The amount was comprised of $27.3 million of goodwill and $2.0 million of intangible assets.

     Other income, net, consists primarily of interest earned on our cash, cash equivalent and short-term investment balances partially offset by interest expense associated with our debt obligations.

Critical Accounting Policies

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. We generate revenue from sale of products and related services to communications service providers and through original equipment manufacturers and value added resellers.

Results of Operations

     Three Months Ended March 31, 2002 and 2001

     Net revenue. Net revenue decreased to $4.7 million for the three months ended March 31, 2002 from $11.0 million for the three months ended March 31, 2001. The decline in net revenue in the first quarter of 2002 was primarily due to decreased unit sales of Integrator-300 and eLink products to existing customers.

     Cost of revenue. Cost of revenue decreased to $5.3 million for the three months ended March 31, 2002 from $8.2 million for the three months ended March 31, 2001. Gross profit (loss) decreased to ($539,000) for the three months ended March 31, 2002 from $2.8 million for the three months ended March 31, 2001. These decreases were the result of lower revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Gross profit
(loss) as a percentage of net revenue decreased to (11)% in the first quarter of 2002 from 25% in the first quarter of 2001. This decrease is primarily a result of lower net revenue causing fixed overhead and inventory costs to be a higher percentage of cost in the three months ended March 31, 2002.

     Research and development expenses. Research and development expenses increased to $5.4 million for the three months ended March 31, 2002 from $4.7 million for the three months ended March 31, 2001. Research and development expenses increased as a percentage of net revenue to 114% in the first quarter of 2002 compared to 43% in the first quarter of 2001. The increase in absolute dollar amounts was primarily a result of additional personnel costs, prototype expenses and consulting costs. As a result of our restructuring in April 2002, we anticipate research and development expenses will be lower throughout the remainder of 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $4.7 million for the three months ended March 31, 2002 from $6.5 million for the three months ended March 31, 2001. This decrease was primarily attributable to decreased personnel costs, as well as decreased consulting expenses. Selling, general and administrative expenses increased as a percentage of revenue to 99% for the first quarter of 2002 compared to 59% for the first quarter of 2001.

     Stock-based compensation. Stock-based compensation expense decreased to $1.7 million for the three months ended March 31, 2002 from $4.8 million for the three months ended March 31, 2001. Based on stock options granted, we expect to record $3.3 million of amortization of stock-based compensation in the next three quarters of 2002.

     Goodwill and intangible assets. We operate in one reportable segment, the design, development, marketing and sale of multiservice broadband access communications equipment, and has only one reporting unit, VINA consolidated, the measurement of the fair value for our goodwill is our market capitalization. The deterioration of the telecom industry and the decline in our current product sales in the first quarter were factors that required the Company to evaluate the fair value of the goodwill. Management evaluated our fair value as determined by its market capitalization against its carrying value, net assets, and determined that goodwill was impaired. In addition, under SFAS No. 144 "Accounting for the impairment of Disposal of Long-Lived Assets" the Company evaluated the intangible assets for impairment and determined a portion of the intangible assets were impaired. We recorded a $29.3 million impairment charge during the quarter ended March 31, 2002. The amount was comprised of $27.3 million of goodwill and $2.0 million of intangible assets.

     Other income, net. Other income, net for the three months ended March 31, 2002 decreased to $72,000 from $612,000 for the three months ended March 31, 2001. This decrease was primarily attributable to lower interest rates earned and lower average cash balances throughout the relevant period.

Liquidity and Capital Resources

     Net cash used in operating activities was $5.1 million for the three months ended March 31, 2002 and $7.6 million for the three months ended March 31, 2001. Cash used in operating activities during the three months ended March 31, 2002 resulted primarily from net loss from operations of $41.8 million, an increase in inventory of $234,000, a decrease in current liabilities of $2.0 million, offset by a decrease in accounts receivable of $6.7 million and noncash activities including $29.3 million for impairment of goodwill and intangible assets, amortization of deferred stock compensation of $1.7 million, and $909,000 in depreciation and amortization charges.

     Net cash used in investing activities was $302,000 for the three months ended March 31, 2002 and net cash provided was $10.4 million for the three months ended March 31, 2001. Cash used by investing activities was due to purchases of property and equipment.

     Net cash provided by financing activities was $9.7 million for the three months ended March 31, 2002 and $221,000 for the three months ended March 31, 2001. Cash provided by financing activities as of March 31, 2002 was primarily due to $9.8 million of proceeds from the sale of common stock, offset by the repurchase of common stock of $92,000.

     We currently have no significant commitments for capital expenditures. We have purchase commitments for inventory purchases of approximately $4.1 million as of March 31, 2002. The purchase commitments are entered into as part of our normal operations.

     During April 2002, we announced a restructuring plan intended to better align our operations with changing market conditions. With our cost reduction efforts and if we successfully execute our business plan, we believe we will be able to reach a cash flow break-even position. We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, we will from time to time review and may pursue additional financing opportunities. If we are unable to execute our business plan as anticipated we may need to obtain additional funding during 2002, and we may seek to sell additional equity or debt securities or secure a bank line of credit. Currently, we have no other immediately available sources of liquidity. The sale of additional equity or other securities could result in additional dilution to our stockholders. Arrangements for additional financing may not be available in amounts or on terms acceptable to us, if at all.

                         FACTORS THAT MAY AFFECT RESULTS

     The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

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

     We have incurred significant losses since inception and expect that our net losses and negative cash flow from operations will continue for the foreseeable future. We incurred net losses of approximately $17.1 million in 1999, $43.3 million in 2000, $47.9 million in 2001 and $41.9 million in the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $163.3 million. To achieve profitability, we will need to generate and sustain substantially higher net revenue while maintaining reasonable cost and expense levels. We expect to continue to incur significant expenses for research and development, sales and marketing, customer support, developing direct sales and distribution channels, and general and administrative expenses.

We rely on a small number of telecommunications customers for substantial portions of our net revenue. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed.

     We derive almost all of our net revenue from direct sales to a small number of telecommunications customers and our indirect sales through Lucent Technologies, one of our original equipment manufacturers, or OEM, customers that sell and market our products. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed. Our three largest customers accounted for approximately 74% of our net revenue for the year ended December 31, 2001, specifically sales to Lucent Technologies, Nuvox Communications, and Advanced Telecom Group accounted for 42%, 20% and 12%, respectively. In May 2002, Advanced Telecom Group filed for bankruptcy under chapter 11 of the United States bankruptcy code. We expect that the telecommunications industry will continue to experience consolidation. If any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. In addition, if an OEM customer is acquired, we could lose that customer. For example, Intermedia Communications, one of our service provider customers, was acquired by MCI WorldCom. Also, the ultimate business success of our direct service provider customers, our OEM customers and value added resellers, or VARs, and our indirect customers who purchase our products through an OEM customer and VARs, could affect the demand for our products. In addition, any difficulty in collecting amounts due from one or more of our key customers could harm our operating results and financial condition. If any of these events occur, our net revenue could decline and our operating results and business could be harmed.

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

     Our customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. After building a significant inventory of our products, these parties may be faced with delays in these anticipated major projects for various reasons. For example, Lucent may be required to maintain a significant inventory of our products for longer periods than they originally anticipated, which would reduce future purchases. These reductions, in turn, could cause fluctuations in our future results of operations and severely harm our business and financial condition.

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

     We currently provide forecasts of our demand to our contract manufacturer 12 months prior to scheduled delivery of products to our customers. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our manufacturing requirements, demand for our products are lower than forecasted, or a product in our manufacturing forecast becomes obsolete, our contract manufacturer may have purchased excess or obsolete inventory. For example, in March 2001 we expensed $1.8 million for excess inventory purchase commitments and in March 2002 we expensed $1.7 million for excess inventory. For those parts that are unique to our products, we could be required to pay for these excess or obsolete parts and recognize related inventory write-offs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments which could negatively affect our net revenue in such periods.

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

     A significant portion of our net revenue is derived from sales to Lucent Technologies, one of our OEM customers. Our agreement with Lucent is not exclusive and does not contain minimum volume commitments. Lucent Technologies accounted for approximately 42% of our net revenue for the year ended December 31, 2001. Our OEM agreement with Lucent expires in May 2003, and we can give no assurances that we will be able to extend the term of our contract or enter into a new contract with Lucent. Lucent may terminate the agreement earlier upon 60 days' notice. At any time or after a short period of notice, Lucent could elect to cease marketing and selling our products. They may so elect for a number of reasons, including the acquisition by Lucent of one or more of our competitors or their technologies, or because one or more of our competitors introduces superior or more cost-effective products. In addition, we intend to develop and market new products that may compete directly with the products of Lucent, which may also harm our relationships with this customer. For example, our Multiservice Broadband Xchange, or MBX, product may compete with products offered by our OEM customers, including Lucent, which could adversely affect our relationship with that customer. Our existing relationship with Lucent could make it harder for us to establish similar relationships with Lucent's competitors. Any loss, reduction, delay or cancellation in expected sales to our OEM customers, the inability to extend our contract or enter into a new contract with Lucent on favorable terms, or our inability to establish similar relationships with new OEM customers in the future, would hurt our business and our ability to increase net revenue and could cause our quarterly results to fluctuate significantly.

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

     We do not have internal manufacturing capabilities and have generally relied primarily on a contract manufacturer, Benchmark Electronics, or Benchmark, to build our products. Effective April 1, 2001, we transferred primary manufacturing responsibility of our products from Flextronics International Limited to Benchmark. Under our agreement with Benchmark, Benchmark may cancel the contract on short notice and is not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our reliance on Benchmark involves a number of risks, including the lack of operating history between us and Benchmark, absence of control over our manufacturing capacity, the unavailability of, or interruptions in, access to process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. If our agreement or relationship with Benchmark is terminated, we will not have a primary manufacturing contract with any third party. We will have to immediately identify and qualify one or more acceptable alternative manufacturers, which could result in substantial manufacturing delays and cause us to incur significant costs. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would harm our ability to meet our scheduled product deliveries to our customers, harm our reputation and could cause the loss of existing or potential customers, any of which could seriously harm our business and operating results.

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

     Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom would be difficult to replace. None of our officers or key employees is bound by an employment agreement for any specific term, and we do not have "key person" life insurance policies covering any of our employees. The competition for qualified personnel remains strong in our industry and in Northern California, where there is a high concentration of established and emerging growth technology companies. This competition makes it more difficult to retain our key personnel and to recruit new highly qualified personnel. Our Chief Executive Officer resigned April 1, 2002. W. Michael West, Chairman of the Board of Directors, has been appointed interim Chief Executive Officer. We are currently undertaking a search for a permanent Chief Executive Officer; however we do not know when, or if, we will find a suitable candidate. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing shareholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel, we could face delays in developing our products and implementing our sales and marketing plans, and we may not be able to grow our business.

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

     Our common stock has recently traded at or below $1.00. In April 2002, we received notification from Nasdaq that for 30 consecutive days, VINA's common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq National Market. To return to compliance, the bid price of VINA's common stock must close at or above $1.00 per share for at least 10 consecutive trading days by July 3, 2002. Failure to achieve compliance may result in VINA's common stock ceasing to be listed on the Nasdaq National Market. If our stock is delisted from the Nasdaq National Market, our stockholders would find it more difficult to dispose of, and obtain accurate quotations as to the market value of, their shares, and the market price of our stock would likely decline further.

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

     As of March 31, 2002, our directors, executive officers and their affiliated entities beneficially owned approximately 71.1% of our outstanding common stock after giving affect to the stockholders rights agreement executed by Jeffrey Drazan and certain entities affiliated with Sierra Ventures. These stockholders, if they acted together, could exert control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to financial market risks related to interest rates and foreign currency exchange rates. Our investments in commercial paper and debt obligations are subject to interest rate risk, but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value as of December 31, 2001 or at March 31, 2002. To date, our international sales have been denominated primarily in U.S. dollars, and accordingly, a hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations. The functional currency of our subsidiary in the United Kingdom is the U.S. dollar and as the local accounts are maintained in British pounds, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of business. As of the date of this report, there are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 2. Changes in Securities and Use of Proceeds

     (d) On August 9, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-36398), relating to the initial public offering of our common stock. The managing underwriters in the offering were Lehman Brothers, Inc., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray, Inc. The offering commenced on August 10, 2000, and was closed on August 15, 2000, after we sold all of the 3,000,000 shares of common stock registered under the Registration Statement. On September 15, 2000, the underwriters purchased 450,000 shares from us in connection with the exercise of the underwriters' over-allotment option. The initial public offering price was $12 per share for an aggregate initial public offering of $41.4 million (including the 450,000 shares sold to the underwriters upon exercise of the over-allotment option), netting proceeds of approximately $36.5 million to us after underwriting fees of approximately $2.9 million and other offering expenses of approximately $2.0 million. None of these fees and expenses were paid to any of our directors, officers, general partners or their associates, persons owning 10% or more of any class of equity securities of the Company or our affiliates.

     The net proceeds were predominately held in a money market fund and commercial paper and bonds as of March 31, 2002. Of the net proceeds approximately $7.5 million was used towards partial consideration of the purchase of Woodwind Communications Systems, Inc. and $17.1 million was used towards operating expenses of the business.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
  No.   Exhibit
  ---   -------
3(i)    Amended  and  Restated   Certificate   of   Incorporation   of   Registrant
        (incorporated by reference to Exhibit 3(i).2 to our Registration  Statement on Form S-1 (File No. 333-36398)).
3(ii)   Bylaws of the Registrant,  as amended (incorporated by reference to Exhibit
        3(ii).2 to our Registration Statement on Form S-1 (File No. 333-36398)).
4.1     Form of Common Stock Certificate  (incorporated by reference to the exhibit of the same  number  to our  Registration  Statement  on Form S-1 (File No.
        333-36398)).
4.2.1   Rights  Agreement  dated as of July 25, 2001 by and between the  Registrant and American Stock Transfer & Trust Company  (incorporated  by reference to
        Exhibit  4.1 of our  Registration  Statement  on Form  8-A  filed  with the
        Securities and Exchange Commission on July 25, 2001 (File No. 000-31903)).
4.2.2   Amendment  No. 1 to Rights  Agreement  dated as of October  17, 2001 by and between  the  Registrant  and  American  Stock  Transfer  &  Trust  Company
        (incorporated  by  reference  to  Exhibit  4.1 to our  Amendment  No.  1 to
        Registration  Statement on Form 8-A filed with the  Securities and Exchange
        Commission on October 24, 2001 (File No. 000-31903)).
4.3.1   Securities  Purchase  Agreement  dated as of October  17, 2001 by and among the Registrant and the Investors named therein  (incorporated  by reference to  Exhibit  99.2 to the our  Current  Report  on Form 8-K  filed  with the
        Securities   and  Exchange   Commission  on  October  24,  2001  (File  No.
        000-31903)).

Exhibit
  No.   Exhibit
  ---   -------
4.3.2   Securities  Purchase  Agreement dated as of October 19, 2001 by and between the Registrant and Whitman  Partners,  L.P.  (incorporated  by reference to
        Exhibit  99.3 to our Current  Report on Form 8-K filed with the  Securities and Exchange Commission on October 24, 2001 (File No. 000-31903)).

4.4     Form of Common Stock  Purchase  Warrant  issued to investors in  connection with the  securities  purchase  agreements  (incorporated  by  reference to
        Exhibit  99.5 to our Current  Report on Form 8-K filed with the  Securities and Exchange Commission on October 24, 2001 (File No. 000-31902)).

     (b) We filed a report on Form 8-K on January 7, 2002 with respect to the acquisition of optical concentration technology from Metrobility Optical Systems, Inc. as described in Item 5 of the Form 8-K.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 VINA TECHNOLOGIES, INC.


Date:  May 8, 2002                           By:     /s/ W. Michael West
                                                  ----------------------------
                                                   W. Michael West
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Date:  May 8, 2002                           By:     /s/ Stanley E. Kazmierczak
                                                  -----------------------------
                                                   Stanley E. Kazmierczak
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)


Exhibit
  No.                           Description of Document
  ---                           -----------------------
3(i)    Amended  and  Restated   Certificate   of   Incorporation   of   Registrant
        (incorporated by reference to Exhibit 3(i).2 to our Registration  Statement on Form S-1 (File No. 333-36398)).
3(ii)   Bylaws of the Registrant,  as amended (incorporated by reference to Exhibit
        3(ii).2 to our Registration Statement on Form S-1 (File No. 333-36398)).
4.1     Form of Common Stock Certificate  (incorporated by reference to the exhibit of the same  number  to our  Registration  Statement  on Form S-1 (File No.
        333-36398)).
4.2.1   Rights  Agreement  dated as of July 25, 2001 by and between the  Registrant and American Stock Transfer & Trust Company  (incorporated  by reference to
        Exhibit  4.1 of our  Registration  Statement  on Form  8-A  filed  with the
        Securities and Exchange Commission on July 25, 2001 (File No. 000-31903)).
4.2.2   Amendment  No. 1 to Rights  Agreement  dated as of October  17, 2001 by and between  the  Registrant  and  American  Stock  Transfer  &  Trust  Company
        (incorporated  by  reference  to  Exhibit  4.1 to our  Amendment  No.  1 to
        Registration  Statement on Form 8-A filed with the  Securities and Exchange
        Commission on October 24, 2001 (File No. 000-31903)).
4.3.1   Securities  Purchase  Agreement  dated as of October  17, 2001 by and among the Registrant and the Investors named therein  (incorporated  by reference to  Exhibit  99.2 to the our  Current  Report  on Form 8-K  filed  with the
        Securities   and  Exchange   Commission  on  October  24,  2001  (File  No.
        000-31903)).
4.3.2   Securities  Purchase  Agreement dated as of October 19, 2001 by and between the Registrant and Whitman  Partners,  L.P.  (incorporated  by reference to
        Exhibit  99.3 to our Current  Report on Form 8-K filed with the  Securities and Exchange Commission on October 24, 2001 (File No. 000-31903)).

4.4     Form of Common Stock  Purchase  Warrant  issued to investors in  connection with the  securities  purchase  agreements  (incorporated  by  reference to
        Exhibit  99.5 to our Current  Report on Form 8-K filed with the  Securities and Exchange Commission on October 24, 2001 (File No. 000-31902)).