Form 10-K/A
period 2001-12-31
VINA TECHNOLOGIES INC
filed 2002-08-19
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

(Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From _______________ To _______________

                         Commission File Number: 0-31903

                             VINA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                         77-0432782
(State or other jurisdiction                   (IRS Employer Identification No.)
      of incorporation)

  39745 Eureka Drive, Newark, CA 94560                  (510) 492-0800
(Address of principal executive offices)       (Registrant's telephone number,
                                                       including area code)

Securities registered to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on March 26, 2002) was approximately $10,667,745.00. As of March 26, 2002, there were 62,259,271 shares of Common Stock, $0.0001 per share par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                Explanatory Note

     The Registrant previously announced on July 18, 2002 that is was undertaking a review of its financial results from prior quarters because the Registrant had become aware of an issue of whether some revenue recognized by it in the fourth quarter of 2001 may have been more properly recognized in 2002. As a result of its internal review, the Registrant has restated fiscal year 2001 and first quarter 2002 financial statements because a product shipment in late December 2001 lacked a component required by the customer and therefore did not meet the Registrant's criteria for recognition of revenue upon shipment. The product was delivered with the missing component and payment was received from the customer during the first quarter of 2002. The amount of revenue involved was approximately $1.5 million. In addition, the Registrant independently discovered a $256,000 data entry error related to a fourth quarter 2001 transaction. This adjustment had previously been recorded in the first quarter 2002 financial results. This data entry error was corrected in the restatement and resulted in a decrease in fourth quarter 2001 revenue and a corresponding increase in first quarter 2002 revenue.

     General information in the originally filed Form 10-K, as amended, was presented as of the April 1, 2002 filing date or earlier. Unless otherwise stated herein, such information has not been updated in this amended filing. This Annual Report on Form 10-K/A amends Item 1 of Part I, Items 6, 7 and 8 (including the financial statements) of Part II, and Item 14 of Part IV of the Registrant's original Form 10-K for the year ended December 31, 2002, as amended, to reflect and conform to the restatement.

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

     This Form 10-K/A includes the following registered trademarks as well as filed applications to register trademarks of VINA Technologies including:
Integrator-300, VINA, VINA Technologies, eLink-100, Multiservice Broadband Xchange, MX-500, MX-550, and Multiservice Xchange. All other trademarks and trade names appearing in this Form 10-K/A are the property of their respective holders; for example, SLC, ConnectReach and AnyMedia are trademarks and trade names of Lucent Technologies. The inclusion of other companies' brand names and products in this Form 10-K/A is not an endorsement of VINA.

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

     We sell our products to competitive local exchange carriers, interexchange carriers and incumbent local exchange carriers through our direct sales force and value added resellers and as an original equipment manufacturer. Our OEM customers and largest service provider customers include Lucent Technologies, Allegiance Telecom, Nuvox Communications, Advanced TelCom Group, and BellSouth.

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

     Our top three customers, including Lucent, accounted for approximately 77% of our net revenue for the year ended December 31, 2001, of which Lucent, Nuvox Communications, and Advanced TelCom Group accounted for 44%, 21%, and 12% of our net revenue, respectively.

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

     Some of our competitors have greater financial and other resources than do we. With greater resources, our competitors may be able to take better advantage of new competitive opportunities, including offering lease and other financing programs. In addition, the rapid technological developments in our industry can result in frequent changes to our group of competitors. Consolidation in our industry may also affect our ability to compete. Acquisitions may strengthen our competitors' financial, technical and marketing resources and provide greater access to customers or new technologies. As a result, these competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products.

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

                                     PART II

Item 6. Selected Consolidated Financial Data , As Restated

     The following selected consolidated financial data has been derived from the audited consolidated financial statements. When you read this selected consolidated financial data, it is important that you also read the consolidated financial statements and related notes included in this Form 10-K/A, as well as the section of this Form 10-K/A entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our historical results are not necessarily indicative of our future results.

                                                                   Years Ended December 31,
                                                 -----------------------------------------------------------
                                                    1997         1998        1999         2000        2001
                                                 ----------   ----------  -----------   ---------- ---------
                                                            (in thousands, except per share data)
Consolidated Statements of Operations Data:                                                     (As restated)(2)
Net revenue..................................      $   579     $ 4,393    $  12,700    $  32,078   $  45,112
Cost of revenue (excluding stock-based
  compensation)..............................          542       2,054        7,713       19,240      28,714
                                                   -------     -------    ---------    ---------   ---------
Gross profit (excluding stock-based
compensation)................................           37       2,339        4,987       12,838      16,398
Costs and expenses:
  Research and development (excluding stock-
    based compensation)......................        1,906       4,174        6,690       12,609      18,841
  Selling, general and administrative
    (excluding stock-based compensation).....        2,532       6,414       10,881       21,124      22,697
  Stock-based compensation, net (*).........            79         154        4,715       24,169      10,570
  In-process research and development.......            --          --           --           --       5,081
  Amortization of intangible assets.........            --          --           --           --       8,243
  Restructuring expenses (excluding
    stock-based compensation)...............            --          --           --           --         991
                                                   -------     -------    ---------    ---------   ---------
       Total costs and expenses..............        4,517      10,742       22,286       57,902      66,423
                                                   -------     -------    ---------    ---------   ---------
Loss from operations.........................       (4,480)     (8,403)     (17,299)     (45,064)    (50,025)
Other income, net............................          165         413          223        1,732       1,383
                                                   -------     -------    ---------    ---------   ---------
Net loss.....................................      $(4,315)    $(7,990)   $ (17,076)   $ (43,332)  $ (48,642)
                                                   =======     =======    =========    =========   =========
Net loss per share, basic and diluted(1).....      $ (4.83)    $ (2.63)   $   (3.30)   $   (2.63)  $   (1.31)
                                                   =======     ========   =========    =========   =========
Shares used in computation, basic and
diluted(1)...................................          894       3,038        5,169       16,467      37,121
                                                   =======     =======    =========    =========   =========
(*) Stock-based compensation, net:

Cost of revenue..............................      $    --     $     2    $     152    $   1,855   $   1,016
Research and development.....................           36          78        1,098        7,985       4,446
Selling, general and administrative..........           43          74        3,465       14,329       7,677
Restructuring benefit........................           --          --           --           --      (2,569)
                                                   -------     -------    ---------    ---------   ---------
Total........................................      $    79     $   154    $   4,715    $  24,169   $  10,570
                                                   =======     =======    =========    =========   =========




                                                                        December 31,
                                                 -----------------------------------------------------------
                                                   1997        1998        1999        2000         2001
                                                 -------     --------    --------    --------     --------


                                                                       (in thousands)
Consolidated Balance Sheet Data                                                                   (As restated)(2)

Cash, cash equivalents and short-term
investments................................        $ 3,543     $11,359      $ 2,568     $ 44,499     $16,305
Working capital (deficit)..................          2,896      11,058         (492)      40,657      27,812
Total assets...............................          4,524      14,456        6,673       58,536      78,964
Long-term debt, less current portion.......            400         655          534           --          --
Total stockholders' equity.................          3,233      11,549          348       44,829      65,528

--------------------
(1) The diluted net loss per share computation excludes potential shares of common stock issuable pursuant to convertible preferred stock and options to purchase common stock, as well as common stock subject to repurchase rights held by us, as their effect would be antidilutive. See Notes 1 and 9 of notes to consolidated financial statements for a detailed explanation of the determination of the shares used in computing basic and diluted net loss per share.

(2) See Note 16 of the notes to the consolidated financial statements regarding the restatement of the Company's 2001 financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward looking statements for many reasons, including but not limited to the risks discussed in this report under the heading "Other Factors That May Affect Results." The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K/A.

Subsequent to the issuance of our financial statements for the year ended December 31, 2001, we discovered a transaction for which we recognized revenue in the fourth quarter of 2001 which we reviewed for whether that revenue should have been recognized in the first quarter of 2002. As a result of our review, we have restated our financial statements for the fourth quarter of 2001 and the first quarter of 2002 to properly reflect the timing of recognition of revenue from the reviewed transaction and to also correct a data entry error that resulted in overstated revenue from an unrelated transaction in the fourth quarter of 2001 and corresponding understated revenue in the first quarter of 2002. Accordingly, the accompanying consolidated financial statements have been restated to properly reflect our revenue recognition policies. Our review of this matter was supervised by the Audit Committee of the Board of Directors. The effects of the restatement are presented in Note 16 to the consolidated financial statements and have been reflected herein.

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

Xchange product in May 1999 and our MBX product in September 2001. Since inception, we have incurred significant losses, and as of December 31, 2001, we had an accumulated deficit of $122.2 million.

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

     Our customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of our historical net revenue. For the year ended December 31, 2001, sales to our three largest customers accounted for approximately 77% of our net revenue, of which sales to Lucent Technologies, Nuvox Communications and Advanced TelCom Group accounted for 44%, 21% and 12% of our net revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to experience significant customer concentration for the foreseeable future. To date, international sales have not been significant.
International sales have been denominated primarily in U.S. dollars and, accordingly, we have not been exposed to significant fluctuations in foreign currency exchange rates.

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

     As a result of the restatement of the Company's financial statements for 2001, certain financial statement and related disclosures contained in this item reflect, where appropriate, changes from that which appeared in the Company's originally filed Form 10-K in order to reflect the restatement.


                                                     Years Ended December 31,
                                                 -----------------------------
                                                   1999       2000      2001
                                                 --------   --------  --------
                                                                   (As restated)
                                                                        (1)
Net revenue ...................................    100.0%    100.0%    100.0%
Cost of revenue (excluding stock-based
   compensation) ..............................     60.7      60.0      63.7
                                                   -----     -----     -----
Gross profit (excluding stock-based
   compensation) ..............................     39.3      40.0      36.3
                                                   -----     -----     -----
Costs and expenses:
   Research and development (excluding stock-
      based compensation) .....................     52.7      39.3      41.7
   Selling, general and administrative
      (excluding stock-based compensation) ....     85.7      65.9      50.3
   Stock-based compensation, net (*) ..........     37.1      75.3      23.4
   In-process research and development ........       --        --      11.3
   Amortization of intangible assets ..........       --        --      18.3
   Restructuring expenses (excluding stock-
       based compensation) ....................       --        --       2.2
                                                   -----     -----     -----
Total costs and expenses ......................    175.5     180.5     147.2
                                                   -----     -----     -----
Loss from operations ..........................   (136.2)   (140.5)   (110.9)
                                                   -----     -----     -----
Other income, net .............................      1.8       5.4       3.1
                                                   -----     -----     -----
Net loss ......................................   (134.4)%  (135.1)%  (107.8)%
                                                   =====     =====     =====

     (*) Stock-based compensation, net:
     Cost of revenue..........................       1.2%      5.8%      2.3%
     Research and development.................       8.6%     24.9%      9.8%
     Selling, general and administrative......      27.3%     44.6%     17.0%
     Restructuring expenses...................        --        --      (5.7%)
                                                   -----     -----     -----
     Total....................................      37.1%     75.3%      23.4%
                                                   =====     =====     ======

(1) See Note 16 of the notes to the consolidated financial statements regarding the restatement of the Company's 2001 financial statements.


Fiscal Years Ended December 31, 2001, 2000 and 1999

     Net revenue. Net revenue was $45.1 million in 2001, $32.1 million in 2000 and $12.7 million in 1999. The 41% increase in net revenues in 2001 over 2000 was primarily due to increased unit sales of Integrator-300's and eLink products to existing customers. The 153% increase in net revenue in 2000 over 1999 was primarily due to increased unit sales to existing customers and sales to new customers.

     Cost of revenue. Cost of revenue including stock-based compensation was $29.7 million in 2001, $21.1 million in 2000 and $7.9 million in 1999. Gross profit including stock-based compensation increased to $15.4 million in 2001 from $11.0 million in 2000 and $4.8 million in 1999. Gross margin including stock-based compensation remained flat at 34% in 2001 and 2000 primarily due to a reduction in stock-based compensation to $1.0 million in 2001 compared to $1.9 million in 2000. Gross margin was further impacted in 2001 by a $1.8 million charge for excess inventory purchase commitment incurred in the first quarter of 2001. The provision for the excess inventory purchase commitments was primarily the result of a shift in one of our customer's demands from next generation network equipment to traditional Time Division Multiplex, or TDMnetwork equipment. Gross margin including stock-based compensation decreased to 34% in 2000 from 38% in 1999 primarily due to increased stock-based compensation in cost of revenue. We anticipate that our gross margin may continue to fluctuate due to many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and subassemblies, costs from our contract manufacturers, the mix of products or system configurations sold and changes in our mix of distribution channels.

     Research and development expenses. Research and development expenses including stock-based compensation increased to $23.3 million in 2001 from $20.6 million in 2000 and $7.8 million in 1999. These increases were primarily a result of additional personnel costs, higher prototype expenses and higher consulting costs associated with our continuing research and development efforts. We believe continued investment in research and development is critical to attaining our strategic product and cost reduction objectives, and as a result, we expect these research and development expenses to increase in absolute dollars in the future. Research and development expenses including stock-based compensation have changed as a percentage of net revenue from 61% in 1999 to 64% in 2000 and 52% in 2001. The increase from 1999 to 2000 was primarily due to an increase of $6.9 million stock-based compensation expense. The decrease from 2000 to 2001 was due primarily due to a $3.5 million decrease in stock-based compensation expense.

     Selling, general and administrative expenses. Selling, general and administrative expenses including stock based compensation decreased to $30.4 million in 2001 from $35.5 million in 2000 due to a decrease in stock-based compensation of $6.7 million partially offset by a $1.8 million increase in other general costs. The increase in expense from $14.3 million in 1999 to $35.5 million in 2000 was primarily due to an increase in stock-based compensation of $10.9 million, increased personnel costs, including hiring of additional sales and key management personnel, as well as increased recruiting costs and increased promotional expenses, including trade shows and advertising. Selling, general and administrative expenses including stock-based compensation decreased as a percentage of net revenue from 113% in 1999 to 111% in 2000 and 67% in 2001. These decreases were a result of net revenue increasing at a rate faster than selling, general and administrative expenses and fluctuations in stock-based compensation expenses. We intend to actively participate in marketing, business development activities, selling and promotional programs, expand our field sales operations and customer support organizations and build our infrastructure to support our anticipated business growth and operation as a public company. As a result, we expect expenses related to these programs to continue to increase substantially in absolute dollars in the future.

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

     In-process research and development. On February 27, 2001, we completed the acquisition of Woodwind Communications Systems, Inc., or Woodwind. In 2001 we recorded a one-time charge of $5.1 million for the purchased in-process technology related to development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with our management, and Woodwind's management.

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

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2001 were $15.8 million, compared to $7.7 million at December 31, 2000. The increase of $8.1 million was attributable to cash provided by investing activities of $33.8 million and cash provided by financing activities of $4.6 million offset by cash used in operating activities of $30.4 million. Cash provided by investing activities was primarily attributable to proceeds from sales of short-term securities and cash provided by financing activities was attributable to net proceeds from the sale of common stock. Cash used in operating activities of $30.4 million consisted primarily of the net loss of $48.6 million, an increase in accounts receivable of $2.8 million, an increase in inventory of $3.4 million partially offset by non-cash charges of $10.1 million for depreciation and amortization, $10.6 million for stock-based compensation and $5.1 million for in-process research and development. We anticipate operating expenses will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions such as our recent acquisition of Woodwind Communications Systems and of certain assets of Metrobility Optical Systems, or invest in complementary businesses, technologies or products. We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of intangible assets with indefinite lives (goodwill, which includes the reclass of workforce-in-place, and tradenames) with a net carrying value of $27.6 million at December 31, 2001 and annual amortization of $8.8 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company has evaluated goodwill under SFAS No. 142 and has determined the adoption of this statement will not result in an impairment.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company on January 1, 2002. Management believes the adoption of this statement will not have an impact on the financial position, results of operations or cash flows of the Company.

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

     We have incurred significant losses since inception and expect that our net losses and negative cash flow from operations will continue for the foreseeable future. We incurred net losses of approximately $17.1 million in 1999, $43.3 million in 2000 and $48.6 million in 2001. As of December 31, 2001, we had an accumulated deficit of approximately $122.2 million. To achieve profitability, we will need to generate and sustain substantially higher net revenue while maintaining reasonable cost and expense levels. We expect to continue to incur significant expenses for research and development, sales and marketing, customer support, developing direct sales and distribution channels, and general and administrative expenses.

We rely on a small number of telecommunications customers for substantial portions of our net revenue. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed.

     We derive almost all of our net revenue from direct sales to a small number of telecommunications customers and our indirect sales through Lucent Technologies, one of our original equipment manufacturer, or OEM, customers that sell and market our products. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed. Our three largest customers accounted for approximately 77% of our net revenue for the year ended December 31, 2001, specifically sales to Lucent Technologies, Nuvox Communications, and Advanced TelCom Group accounted for 44%, 21% and 12%, respectively. We expect that the telecommunications industry will continue to experience consolidation. If any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. In addition, if an OEM customer is acquired, we could lose that customer. For example, Intermedia Communications, one of our service provider customers, was acquired by MCI WorldCom. Also, the ultimate business success of our direct service provider customers, our OEM customers and value added resellers, or VARs, and our indirect customers who purchase our products through an OEM customer and VARs, could affect the demand for our products. In addition, any difficulty in collecting amounts due from one or more of our key customers could harm our operating results and financial condition. If any of these events occur, our net revenue could decline and our operating results and business could be harmed.

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

     We currently provide forecasts of our demand to our contract manufacturer 12 months prior to scheduled delivery of products to our customers. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our manufacturing requirements, demand for our products are lower than forecasted, or a product in our manufacturing forecast becomes obsolete, our contract manufacturer may have purchased excess or obsolete inventory. For example, in March 2001 we expensed $1.8 million for excess inventory purchase commitments. For those parts that are unique to our products, we could be required to pay for these excess or obsolete parts and recognize related inventory write-offs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments, which could negatively affect our net revenue in such periods.

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

     A significant portion of our net revenue is derived from sales to Lucent Technologies, one of our OEM customers. Our agreement with Lucent is not exclusive and does not contain minimum volume commitments. Lucent Technologies accounted for approximately 44% of our net revenue for the year ended December 31, 2001. Our OEM agreement with Lucent expires in May 2002, and we can give no assurances that we will be able to extend the term of our contract or enter into a new contract with Lucent. Lucent may terminate the agreement earlier upon 60 days' notice. At any time or after a short period of notice, Lucent could elect to cease marketing and selling our products. They may so elect for a number of reasons, including the acquisition by Lucent of one or more of our competitors or their technologies, or because one or more of our competitors introduces superior or more cost-effective products. In addition, we intend to develop and market new products that may compete directly with the products of Lucent, which may also harm our relationships with this customer. For example, our Multiservice Broadband Xchange, or MBX, product may compete with products offered by our OEM customers, including Lucent, which could adversely affect our relationship with that customer. Our existing relationship with Lucent could make it harder for us to establish similar relationships with Lucent's competitors. Any loss, reduction, delay or cancellation in expected sales to our OEM customers, the inability to extend our contract or enter into a new contract with Lucent on favorable terms, or our inability to establish similar relationships with new OEM customers in the future, would hurt our business and our ability to increase net revenue and could cause our quarterly results to fluctuate significantly.

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

     Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. >From time to time, third parties have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, our agreements may require that we indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe or may infringe the proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation and divert the efforts of our technical and management personnel. These claims could cause us to stop selling, incorporating or using our products that use the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or enter into licensing agreements. These licensing agreements, if required, could increase our product costs and may not be available on terms acceptable to us, if at all.

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

     We believe that our existing OEM customers continuously evaluate whether to offer their own multiservice broadband access devices. If our OEM customers decide to internally design and sell their own multiservice broadband access devices, or acquire one or more of our competitors or their broadband access technologies, they could eliminate or substantially reduce their purchases of our products. One of our OEM customers, Lucent Technologies, accounted for approximately 44% of our net revenue for the year ended December 31, 2001. In addition, our current growth may cause our OEM customers, including Lucent, to view us as greater competition. Our OEM relationships could also be harmed as we develop and market new products that may compete directly with the products of our OEM customer. For example, our MBX product may compete with products offered by Lucent, which could adversely affect our relationship with that customer. We cannot assure you that our OEM customers will continue to rely, or expand their reliance, on us as an external source of supply for their multiservice broadband access devices. Because we rely on one OEM customer for a substantial portion of our net revenue, a loss of sales to this OEM customer could seriously harm our business, financial condition and results of operations.

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

     As of December 31, 2001, our directors, executive officers and their affiliated entities beneficially owned approximately 71.1% of our outstanding common stock after giving effect to the stockholders rights agreement executed by Jeffrey Drazan and certain entities affiliated with Sierra Ventures. These stockholders, if they acted together, could exert control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

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

Item 8. Consolidated Financial Statements

                   Index to Consolidated Financial Statements

                                                                                                      Page
                                                                                                      ----

  Independent Auditors' Report.......................................................................   34
  Consolidated Balance Sheets as of December 31, 2000 and 2001 (As Restated).........................   35
  Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001(As         36
  Restated)..........................................................................................
  Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years Ended
   December 31, 1999, 2000 and 2001(As Restated).....................................................   37
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001(As         39
  Restated)..........................................................................................
  Notes to Consolidated Financial Statements.........................................................   40

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of VINA Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of VINA Technologies, Inc. and its subsidiaries (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in Item 14 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VINA Technologies, Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 14 (a) (2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16, the accompanying 2001 financial statements have been restated.


/s/ DELOITTE & TOUCHE LLP

San Jose, California
January 21, 2002
(August 14, 2002 as to Note 16)

                             VINA TECHNOLOGIES, INC.
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                                        December 31,
                                                                                  -----------------------
                                                                                     2000          2001
                                                                                  ---------     ---------
                                            ASSETS                                             (As restated)
Current assets:
   Cash and cash equivalents ...................................................   $   7,740    $  15,805
   Short-term investments ......................................................      36,759          500
   Common stock subscription receivable ........................................          --        9,589
   Accounts receivable, less allowance for doubtful accounts
     of  $335 in 2000 and $457 in 2001 .........................................       5,243        8,059
   Inventories .................................................................       1,973        5,733
   Prepaid expenses and other ..................................................       2,649        1,562
                                                                                   ---------    ---------
        Total current assets ...................................................      54,364       41,248
Property and equipment, net ....................................................       4,096        5,271
Other assets ...................................................................          76          356
Acquired intangibles, net ......................................................          --        5,663
Goodwill, net ..................................................................          --       26,426
                                                                                   ---------    ---------
        Total assets ...........................................................   $  58,536    $  78,964
                                                                                   =========    =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................   $   8,536    $   7,798
  Accrued compensation and related benefits ....................................       2,588        2,234
  Accrued warranty .............................................................         686          696
  Other current liabilities ....................................................       1,897        2,708
                                                                                   ---------    ---------
  Total current liabilities ....................................................      13,707       13,436
                                                                                   ---------    ---------

Commitments and Contingencies (Note 8)

Stockholders' equity:
  Convertible preferred stock; $0.0001 par value; 5,000,000 shares
      authorized; none outstanding .............................................          --           --
  Common stock; $0.0001 par value; 125,000,000 shares authorized: 2000 and 2001,
      shares outstanding: 2000, 32,546,845; 2001, 62,013,759 ...................           3            6
  Additional paid-in capital ...................................................     144,708      194,814
  Deferred stock compensation ..................................................     (26,386)      (7,106)
  Accumulated deficit ..........................................................     (73,544)    (122,186)
  Accumulated other comprehensive income .......................................          48           --
                                                                                   ---------    ---------
        Total stockholders' equity .............................................      44,829       65,528
                                                                                   ---------    ---------
        Total liabilities and stockholders' equity .............................   $  58,536    $  78,964
                                                                                   =========    =========


                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                             Years Ended
                                                                             December 31,
                                                                             ------------

                                                                     1999        2000        2001
                                                                     ----        ----        ----
                                                                                          (As restated)
Net revenue ....................................................   $ 12,700    $ 32,078    $ 45,112
Cost of revenue (excluding stock-based compensation) ...........      7,713      19,240      28,714
                                                                   --------    --------    --------
Gross profit (excluding stock-based compensation) ..............      4,987      12,838      16,398
                                                                   --------    --------    --------
Costs and expenses:
   Research and development (excluding stock-based compensation)      6,690      12,609      18,841
   Selling, general and administrative (excluding stock-based
     compensation) .............................................     10,881      21,124      22,697
   Stock-based compensation, net (*) ...........................      4,715      24,169      10,570
   In-process research and development .........................         --          --       5,081
   Amortization of intangible assets ...........................         --          --       8,243
   Restructuring expenses (excluding stock-based compensation) .         --          --         991
                                                                   --------    --------    --------
        Total costs and expenses ...............................     22,286      57,902      66,423
                                                                   --------    --------    --------
Loss from operations ...........................................    (17,299)    (45,064)    (50,025)
Interest income ................................................        355       1,757       1,486
Interest expense ...............................................       (132)        (25)         --
Other (expense) ................................................         --          --        (103)
                                                                   --------    --------    --------
Net loss .......................................................   ($17,076)   ($43,332)  ($ 48,642)
                                                                   ========    ========    ========


Net loss per share, basic and diluted ..........................   ($  3.30)   ($  2.63)   ($  1.31)
                                                                   ========    ========    ========
Shares used in computation, basic and diluted ..................      5,169      16,467      37,121
                                                                   ========    ========    ========

* Stock-based compensation, net:
      Cost of revenue...........................................   $    152    $  1,855    $  1,016
      Research and development..................................      1,098       7,985       4,446
      Selling, general and administrative.......................      3,465      14,329       7,677
     Restructuring benefit......................................         --          --      (2,569)
                                                                   --------    --------    --------
         Total..................................................   $  4,715    $ 24,169    $ 10,570
                                                                   ========    ========    ========


                 See notes to consolidated financial statements

                           VINA TECHNOLOGIES, INC.
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                      (In thousands, except share amounts)

                                                  Convertible                                               Preferred
                                               Preferred Stock            Common Stock        Additional      Stock      Deferred
                                               ---------------            ------------         Paid-In    Subscription     Stock
                                             Shares        Amount     Shares        Amount     Capital     Receivable  Compensation
                                             ------        ------     ------        ------     -------     ----------  ------------

Balances, January 1, 1999.............     14,279,771             1   6,681,918           1      25,069           (25)         (361)
Comprehensive loss:
   Net loss ............................           --            --          --          --          --            --            --

Exercise of stock options ..............           --            --   1,608,497          --         608            --            --
Repurchase of common stock .............           --            --    (344,334)         --         (18)           --            --
Sale of common stock ...................           --            --     800,000          --         480            --            --
Sale of Series D convertible preferred
  stock.................................       10,746            --          --          --          65            --            --
Receipt of subscription receivable......           --            --          --          --          --            25            --
Issuance of non-employee stock options
  for services.......... ...............           --            --          --          --          99            --            --
Deferred stock compensation ............           --            --          --          --      17,778            --       (17,778)
Amortization of deferred stock
  compensation .........................           --            --          --          --          --            --         4,616
                                           ----------------------------------------------------------------------------------------
Balances, December 31, 1999.............   14,290,517             1   8,746,081           1      44,081            --       (13,523)
Comprehensive loss:
   Net loss ............................           --            --          --          --          --            --            --
   Other comprehensive
     income, net of tax:
   Unrealized gain on available-for-
     sale investments...................           --            --          --          --          --            --            --


     Comprehensive loss ................           --            --          --          --          --            --            --

Exercise of stock options ..............           --            --   3,081,973          --       3,573            --            --
Repurchase of common stock .............           --            --    (425,866)         --        (231)           --            --
Sale of Series E convertible preferred
  stock (net of issuance of costs of $8)    3,404,140             1          --          --      23,820            --            --
Issuance of common stock (net of
  issuance costs of $4,967).............           --            --   3,450,000          --      36,433            --            --
Issuance of non-employee stock option
  for services .........................           --            --          --          --         635            --            --
Conversion of convertible preferred
  stock ................................  (17,694,657)           (2) 17,694,657           2          --            --            --
Deferred stock compensation ............           --            --          --          --      36,397            --       (36,397)
Amortization of deferred stock
  compensation..........................           --            --          --          --          --            --        23,534
                                           ----------------------------------------------------------------------------------------
Balances, December 31, 2000.............           --            --  32,546,845           3     144,708            --       (26,386)
Comprehensive loss:
   Net loss (As restated)...............           --            --          --          --          --            --            --
   Other comprehensive
     loss, net of tax:
     Reclassification adjustment for
     gains included in net income.......           --            --          --          --          --            --            --

Comprehensive loss (As restated)........           --            --          --          --          --            --            --

Exercise of stock options ..............           --            --   1,018,448          --         485            --            --
Sale of common stock under
  employee stock purchase plan..........           --            --     287,749          --         760            --            --
Repurchase of common stock .............           --            --    (355,924)         --        (706)           --            --
Issuance of common stock in
  acquisition...........................           --            --   4,148,745           1      42,643            --          (588)
Issuance of common stock
  for asset purchase....................           --            --   2,217,527          --       2,549            --            --
Private placement of common stock
  (net of issuance costs of $505).......           --            --  22,150,369           2      11,721            --            --
Sale of warrants attached to common
  stock in private placement............           --            --          --          --       1,952            --            --
Stock-based compensation associated
  with private placement................           --            --          --          --         289            --            --
Issuance of non-employee stock option
  for services .........................           --            --          --          --           4            --            --
Net reversal of deferred stock
  compensation from forfeitures.........           --            --          --          --      (9,591)           --         9,591
Amortization of deferred stock
  compensation, net of forfeitures......           --            --          --          --          --            --        10,277
                                           ----------------------------------------------------------------------------------------
Balances, December 31, 2001 (As restated)          --       $    --  62,013,759     $     6   $ 194,814     $      --      $ (7,106)
                                           ========================================================================================

                 See notes to consolidated financial statements

                              VINA TECHNOLOGIES, INC.
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                      (In thousands, except share amounts)

                                                           Accumulated
                                                              Other            Total
                                             Accumulated   Comprehensive    Stockholders'  Comprehensive
                                               Deficit        Income          Equity           Loss
                                               -------        ------          ------           ----

Balances, January 1, 1999...............     $  (13,136)     $     --       $  11,549
Comprehensive loss:
   Net loss ............................        (17,076)           --         (17,076)      $(17,076)
                                                                                            =========
Exercise of stock options ..............             --            --             608
Repurchase of common stock .............             --            --             (18)
Sale of common stock ...................             --            --             480
Sale of Series D convertible preferred
   stock................................             --            --              65
Receipt of subscription receivable......             --            --              25
Issuance of non-employee stock
   options for service ...............               --            --              99
Deferred stock compensation ............             --            --              --
Amortization of deferred
   stock compensation...................             --            --           4,616
                                          ----------------------------------------------------

Balances, December 31, 1999.............        (30,212)           --             348
Comprehensive loss:
   Net loss ............................        (43,332)           --         (43,332)      $(43,332)
   Other comprehensive
     income, net of tax:
   Unrealized gain on available-for-
     sale investments...................             --            48              48             48
                                                                                            --------

     Comprehensive loss ................             --            --              --       $(43,284)
                                                                                            =========
Exercise of stock options ..............             --            --           3,573
Repurchase of common stock .............             --            --            (231)
Sale of Series E convertible preferred
   stock (net of issuance costs of $8)..             --            --          23,821
Issuance of common stock (net of
    issuance costs of $4,967)...........             --            --          36,433
Issuance of non-employee stock
   options for services.................             --            --             635
Conversion of convertible preferred
   stock................................             --            --              --
Deferred stock compensation ............             --            --              --
Amortization of deferred stock
   compensation.........................             --            --          23,534
                                        ------------------------------------------------------
Balances, December 31, 2000.............        (73,544)           48          44,829
Comprehensive loss:
   Net loss (As restated)...............        (48,642)           --         (48,642)      $(48,642)
   Other comprehensive
     loss, net of tax:
     Reclassification adjustment for
     gains included in net income.......             --           (48)            (48)           (48)
                                                                                             -------
Comprehensive loss (As restated)........             --            --              --       $(48,690)
                                                                                            ========
Exercise of stock options ..............             --            --             485
Sale of common stock under
  employee stock purchase plan..........             --            --             760
Repurchase of common stock .............             --            --            (706)
Issuance of common stock in
  acquisition...........................             --            --          42,056
Issuance of common stock
  for asset purchase....................             --            --           2,549
Private placement of common stock
  (net of issuance costs of $505).......             --            --          11,723
Sale of warrants attached to common
  stock in private placement............             --            --           1,952
Stock-based compensation associated
  with private placement................             --            --             289
Issuance of non-employee stock option
  for services .........................             --            --               4
Net reversal of deferred stock
  compensation from forfeitures.........             --            --              --
Amortization of deferred stock
  compensation, net of forfeitures......             --            --          10,277
                                        ------------------------------------------------------
Balances, December 31, 2001 (As restated)    $ (122,186)      $    --        $ 65,528
                                        ======================================================

                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                       Years Ended December 31,
                                                                                ------------------------------------
                                                                                    1999          2000        2001
                                                                                -----------   -----------   --------
                                                                                                          (As restated)
 Cash flows from operating activities:
   Net loss................................................................       $(17,076)     $(43,332)     $(48,642)
   Reconciliation of net loss to net cash used in operating activities:
     Depreciation and amortization.........................................            640         1,042        10,080
     Stock-based compensation, net.........................................          4,715        24,169        10,570
     In-process research and development...................................             --            --         5,081
     Accrued interest income on short-term investments.....................             --        (1,180)          797
     Changes in operating assets and liabilities, net of effects from acquisition in 2001:
         Accounts receivable...............................................           (852)       (2,774)       (2,810)
         Inventories.......................................................            (88)       (1,877)       (3,416)
         Prepaid expenses and other........................................            160        (2,483)        1,215
         Other assets......................................................             70           (58)         (220)
         Accounts payable..................................................          2,657         5,015        (1,294)
         Accrued compensation and related benefits.........................            441         1,697          (898)
         Accrued warranty..................................................            297           237            10
         Other current liabilities.........................................            (26)        1,455          (853)
                                                                                  --------      --------      --------
             Net cash used in operating activities.........................         (9,062)      (18,089)      (30,380)
                                                                                  --------      --------      --------

 Cash flows from investing activities:
     Purchases of property and equipment...................................           (938)       (3,782)       (1,108)
     Purchases of short-term investments...................................         (3,994)      (50,499)       (1,050)
     Proceeds from sales/maturities of short-term investments..............          7,998        15,000        36,432
     Net cash from acquisition.............................................             --            --          (454)
                                                                                  --------      --------      --------
            Net cash provided by (used in) investing activities............          3,066       (39,281)       33,820
                                                                                  --------      --------      --------

 Cash flows from financing activities:
     Net proceeds from sale of convertible preferred stock.................             90        23,821            --
     Net proceeds from sale of common stock................................            480        36,433         4,086
     Proceeds from the sale of stock under employee stock purchase and stock
         option plans......................................................            608         3,573         1,245
     Repurchase of common stock............................................            (18)         (231)         (706)
     Proceeds from issuance of long-term debt..............................            464           375            --
     Repayments of long-term debt..........................................           (415)       (1,429)           --
                                                                                  --------      --------      --------
             Net cash provided by financing activities.....................          1,209        62,542         4,625
                                                                                  --------      --------      --------

 Net change in cash and cash equivalents...................................         (4,787)        5,172         8,065
 Cash and cash equivalents, Beginning of year..............................          7,355         2,568         7,740
                                                                                  --------      --------      --------
 Cash and cash equivalents, End of year....................................       $  2,568      $  7,740      $ 15,805
                                                                                  ========      ========      ========
 Noncash investing and financing activities:
     Deferred stock compensation, net of forfeitures.......................       $ 17,778      $ 36,397      $ (9,591)
                                                                                  ========      ========      ========
     Conversion of convertible preferred stock into common stock...........       $     --      $ 48,120      $     --
                                                                                  ========      ========      ========
     Changes in unrealized gain on available-for-sale investments                 $     --      $     80      $    (80)
                                                                                  ========      ========      ========
     Common stock subscription receivable..................................       $     --      $     --      $  9,589
                                                                                  ========      ========      ========
     Issuance of common stock in acquisition...............................       $     --      $     --      $ 42,056
                                                                                  ========      ========      ========
     Issuance of common stock for asset purchase...........................       $     --      $     --      $  2,549
                                                                                  ========      ========      ========
 Supplemental disclosures of cash flow information:
     Cash paid for interest                                                       $    103      $     64      $     --
                                                                                  ========      ========      ========

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

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of intangible assets with indefinite lives (goodwill, which includes the reclass of workforce-in-place, and tradenames) with a net carrying value of $27.6 million at December 31, 2001 and annual amortization of $8.8 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company has evaluated goodwill under SFAS No. 142 and has determined the adoption of this statement will not result in an impairment.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company on January 1, 2002. Management believes the adoption of this statement will not have an impact on the financial position, results of operations or cash flows of the Company.

     In November 2001,  consensus was reached by the Emerging  Issues Task Force
(EITF) on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. The EITF is effective for the Company on January 1, 2002. Management has not yet determined the impact of adoption on the consolidated financial statements.

2. Short-Term Investments

     The following table presents the amortized cost and fair value of available-for-sale securities at December 31, 2000 (in thousands):

                             Amortized    Unrealized Holding
                               Cost            Gains          Fair Value
                               ----            -----          ----------
Corporate debt obligations    $34,781         $    74          $34,855
U.S. Government obligations     1,898               6            1,904
                              -------         -------          -------
Short-term investments ....   $36,679         $    80          $36,759
                              =======         =======          =======

     The Company's short-term investments at December 31, 2001 consisted of certificates of deposit in the amount of $500,000. The amortized cost of the investments is equivalent to the fair value at December 31, 2001.

     Available-for-sale   debt  securities  and   certificates  of  deposit  are
classified as current assets as all maturities are within one year.

3. Inventories

     Inventories consist of the following (in thousands):

                                                            December 31,
                                                     ----------------------
                                                         2000       2001
                                                     -----------  ---------

             Raw materials and subassemblies.......    $1,034       $1,783
             Finished goods........................       939        3,950
                                                       ------       ------
             Inventories...........................    $1,973       $5,733
                                                       ======       ======

4. Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                              December 31,
                                                        -----------------------
                                                           2000         2001
                                                        ----------  -----------
         Computer equipment and software...............  $ 1,754      $ 3,066
         Machinery and equipment.......................    2,762        4,449
         Furniture and fixtures........................      890          989
         Leasehold improvements........................      626          540
                                                         -------      -------
                                                           6,032        9,044
         Accumulated depreciation and amortization.....   (1,936)      (3,773)
                                                         -------      -------
         Property and equipment, net...................  $ 4,096      $ 5,271
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

Total purchase price:

Cash consideration.................     $  7,500
Common stock.......................       39,465
Options assumed....................        2,591
Acquisition expenses...............          726
                                        --------
                                        $ 50,282
                                        ========
Purchase price allocation:

 Fair market value
 of net tangible assets
 acquired at February 27, 2001...       $  6,728

                                                    Economic
                                                      Life
                                                      ----
Intangible assets acquired:
 Workforce-In-Place................        1,236       3
 Tradename.........................          346       4
 Core technology...................        3,022       4
 Current technology................          310       4
 In-process research
 and development...................        5,081
 Goodwill..........................       35,525       4
 Deferred tax liabilities..........       (1,966)
                                        -------
                                        $ 50,282
                                        ========

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

                                                          December 31,
                                                  ----------------------
                                                     2000        2001
                                                  ---------   ----------

Net revenue ....................................   $ 32,299    $ 45,112
Net loss .......................................   $(61,469)   $(48,340)
Net loss per share .............................   $  (2.98)   $  (1.28)
Shares used in calculation of net loss per share     20,616      37,790

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

6. Acquired Intangibles and Goodwill, Net

     Acquired intangibles and goodwill, net consist of the following at December 31, 2001 (in thousands):

        Workforce-in-place.......................    $   1,236
        Tradename................................          346
        Core technology..........................        3,022
        Current technology.......................          310
        Intellectual property....................        1,859
                                                     ---------
                                                         6,773
        Accumulated amortization.................       (1,110)
                                                     ---------
        Acquired intangibles, net................    $   5,663
                                                     =========

        Goodwill.................................    $  33,559
        Accumulated amortization                        (7,133)
                                                     ---------
        Goodwill, net............................    $  26,426
                                                     =========

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

     A summary of the restructuring benefit and expenses for the year ended December 31, 2001 is as follows (in thousands):

                                                                 Accrual at
                                     Restructuring               December 31,
                                       Provision    Utilized         2001
                                       ---------    --------         ----

Workforce reduction...............     $   991      $  (945)         $ 46
Stock compensation benefit........      (2,569)       2,569            --
                                       -------      -------          ----

Restructuring benefit, net........     $(1,578)     $ 1,624          $ 46
                                       =======      =======          ====

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

8. Commitments and Contingencies

     The Company leases office space under various noncancelable operating leases that expire through 2007. The Company has an option to renew the primary facility lease for an additional five years at the then current market rent. Future obligations under the Company's operating leases are as follows (in thousands):

                  Year Ending December 31:
                  2002...................................     $ 1,159
                  2003...................................       1,087
                  2004...................................       1,069
                  2005...................................         943
                  2006...................................         976
                  Thereafter.............................         580
                                                              -------
                  Lease commitments......................     $ 5,814
                                                              =======

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

     Net Loss Per Share

     The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):


                                                                        Years Ended December 31,
                                                                 ------------------------------------
                                                                    1999         2000        2001
                                                                 ---------    ---------   -----------
       Weighted average common shares outstanding............       7,728        18,927      38,239
       Weighted average common shares outstanding subject to
          repurchase.........................................      (2,559)       (2,460)     (1,118)
                                                                   ------       -------     -------
       Shares used in computation, basic and diluted.........       5,169        16,467      37,121
                                                                   ======       =======     =======

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

     Stock option activity under the stock plan is summarized as follows:

                                                                                       OUTSTANDING OPTIONS
                                                                                       -------------------
                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                   NUMBER             EXERCISE
                                                                                  OF SHARES             PRICE
                                                                               ----------------     ------------
        Balances at January 1, 1999 (666,807 shares vested at a weighted
           average exercise price of $0.19 per share)...................           5,191,511             $ 0.34
        Granted (weighted average fair value of $3.58 per share)........           4,411,500               0.88
        Canceled........................................................            (454,032)              0.42
        Exercised.......................................................          (1,608,497)              0.38
                                                                                 -----------
        Balances at December 31, 1999 (1,163,408 shares vested at a
           weighted average exercise price of $0.33 per share)..........           7,540,482               0.64
        Granted (weighted average fair value of $6.53 per share)........           7,555,391               3.47
        Canceled........................................................          (1,321,112)              1.58
        Exercised.......................................................          (3,081,973)              1.16
                                                                                 -----------
        Balances at December 31, 2000 (1,463,399 shares vested at a
           weighted average exercise price of $0.643 per share).........          10,692,788               2.37
        Granted (weighted average fair value of $1.46 per share)........           6,802,243               1.51
        Canceled........................................................          (3,122,840)              2.74
        Exercised.......................................................          (1,018,448)              0.48
                                                                                 -----------
        Balances at December 31, 2001...................................          13,353,743             $ 1.99
                                                                                 ===========

     At December 31, 2001, the Company had 4,132,334 shares available for future grants under the 2000 Stock Incentive Plan.

     Additional information regarding options outstanding at December 31, 2001 is as follows:

                                                OPTIONS OUTSTANDING                                  VESTED OPTIONS
                           ----------------------------------------------------------- -------------------------------------
                                                  WEIGHTED
                                                   AVERAGE              WEIGHTED                                  WEIGHTED
                                                  REMAINING              AVERAGE                                   AVERAGE
         RANGE OF               NUMBER           CONTRACTUAL            EXERCISE              NUMBER              EXERCISE
      EXERCISE PRICES         OUTSTANDING       LIFE (YEARS)              PRICE               VESTED                PRICE
   --------------------    ---------------- --------------------  -------------------- -------------------- ----------------

        $0.13 - $0.25            477,089             5.8                 $  0.21              472,380              $  0.21
        $0.35 - $0.73          2,137,299             8.6                    0.59              564,162                 0.55
        $1.00 - $2.03          7,938,298             8.6                    1.35            1,865,223                 1.26
        $2.66 - $6.50          2,767,057             8.7                    5.05              743,987                 5.14
           $16.50                 34,000             8.7                   16.50               10,624                16.50
                               ---------                                                     --------

       $0.13 - $16.50         13,353,743             8.5                 $  1.99            3,656,376              $  1.85
                              ==========                                                    =========

     Employee Stock Purchase Plan

     In July 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the ESPP). Under the ESPP, eligible employees are allowed to have salary withholdings of up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods. Offering periods commence on February 1 and August 1 of each year. One million eighty thousand shares of common stock are reserved for issuance under the ESPP and will be increased on the first day of each fiscal year, the lesser of: (a) 80,000 shares; (b) 1% of the Company's outstanding common stock on the day of the increase; or (c) a lesser number of shares determined by the Company's Board of Directors (80,000 shares on January 1, 2002).

     Shares issued under the ESPP were 287,749 in 2001 at a weighted average price of $2.64 per share. The weighted average fair value of such shares was $1.12 per share. There were 792,251 shares available for future issuance under this plan at December 31, 2001.

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

     Additional Stock Plan Information

     Since the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123 requires the disclosure of pro forma net income (loss) and EPS had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. The Company's calculations were made using the Black-Scholes option pricing model which requires subjective assumptions, including expected time to exercise and future stock price volatility, which greatly affects the calculated values. The following weighted average assumptions were used to calculate the fair value of employee awards under the Company's option plans: expected life, 3.1 years in 1999, 3.2 years in 2000 and
3.2 years in 2001;  volatility,  0% in 1999,  29% in 2000 and 75% in 2001;  risk free interest rate, 6% in 1999, 6.4% in 2000 and 4.2% in 2001; and no dividends during the expected term. The Company's fair value calculations on stock-based awards under the ESPP in 2001 were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months; volatility, 75%; risk free interest rate of 3.74%; and no dividends during the expected term. The Company's calculations are based on a multiple option award valuation and amortization approach, which results in accelerated amortization of the expense. Forfeitures are recognized as they occur. If the computed fair values of the employee awards had been amortized to expense over the vesting period of the awards, the Company's pro forma net loss would have been $17.4 million ($3.36 per share, basic and diluted) in 1999, $44.2 million ($2.69 per share, basic and diluted) in 2000 and $54.4 million ($1.47 per share, basic and diluted) in 2001.

10. Income Taxes

     The Company recorded no income tax benefit or provision in any of the periods presented. The difference between the recorded amounts is reconciled to the federal statutory rate as follows (in thousands):


                                                                        1999        2000         2001
                                                                        ----        ----         ----

          Federal statutory tax benefit at 35%..................     $ (5,977)   $ (15,166)   $ (17,025)
          State tax benefit.....................................         (981)      (2,490)        (800)
          Research and development credits......................         (391)        (774)        (400)
          Nondeductible stock compensation......................        1,921        9,848        4,249
          In process research and development...................           --           --        2,043
          Amortization of goodwill and intangible assets........           --           --        3,313

          Change in valuation allowance.........................        5,124        8,973        8,040
          Other.................................................          304         (391)         580
                                                                     --------    ---------    ---------
          Income taxes..........................................     $     --    $      --    $      --
                                                                     ========    =========    =========

     The components of net deferred tax assets are as follows (in thousands):

                                                                     December 31,
                                                                 ------------------------
                                                                    2000           2001
                                                                 ----------    ----------
          Deferred tax assets:
           Accruals and reserves not currently deductible....     $   1,145     $   2,730
           Net operating loss carryforwards..................        15,671        26,492
           Tax credit carryforwards..........................         2,233         2,423
           Identified acquisition intangibles................            --        (1,626)
           Other.............................................           643           937
                                                                  ---------     ---------
                                                                     19,692        30,956
          Valuation allowance................................       (19,692)      (30,956)
                                                                  ---------     ---------

          Net deferred tax assets............................     $      --     $      --
                                                                  =========     =========

     Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $8.0 million during 2001. Approximately $3.2 million of which was attributable to the Company's merger with Woodwind.

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

     As of December 31, 2001, the Company had available for carryforward purposes research and experimentation tax credits for federal and state income taxes of approximately $1.4 million and $800,000, respectively. Federal research and experimentation tax credit carryforwards expire in 2011 through 2021. The Company also had approximately $200,000 in California manufacturers investment credits.

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

11. Customer Concentrations

     The following table summarizes net revenue and accounts receivable for customers which accounted for 10% or more of accounts receivable or net revenue:


                                               Accounts Receivable                   Net Revenue
                                             -----------------------   ------------------------------------
                                                  December 31,                Years Ended December 31,
                                             -----------------------   ------------------------------------
                  CUSTOMER                      2000         2001         1999         2000          2001
                  --------                   ----------   ----------   ----------   ----------    ---------
               A.........................        --           23%          --           --            --
               B.........................        16%          12%          46%          31%           44%
               C.........................        19%          --           --           --            --
               D.........................        --           32%          --           --            --
               E.........................        46%          28%          --           28%           21%
               F.........................        --           --           --           --            12%



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

15. Selected Consolidated Quarterly Financial Results (Unaudited)

     The following tables set forth selected unaudited quarterly results of operations for the years ended December 31, 2000 and 2001 (in thousands, except per share amounts):

                                                                          Quarter Ended
                                     ---------------------------------------------------------------------------------------
                                     Mar. 31,     June 30,   Sept. 30,  Dec. 31,   Mar. 31,    June 30,   Sept. 30,  Dec. 31,
                                       2000         2000       2000       2000       2001        2001       2001     2001 (1)
                                     --------    ---------  ---------  ---------  ---------   ---------  ---------  ---------

Net revenue.....................     $  5,187    $   6,869  $   9,174  $  10,848  $  11,029   $  12,028   $ 13,010  $   9,045

Gross profit (excluding
   stock-based compensation)....        1,948        2,649      3,723      4,518      2,783       4,958      5,211      3,446

Loss from operations............       (7,931)     (11,923)   (12,927)   (12,283)   (19,188)    (12,378)    (7,496)   (10,963)
Net loss........................       (7,805)     (11,653)   (12,442)   (11,432)   (18,576)    (11,998)    (7,219)   (10,849)
Net loss per share, basic and
   diluted......................     $  (1.12)   $   (1.50) $   (0.60) $   (0.37) $   (0.57)  $   (0.34)  $  (0.20) $   (0.25)
Shares used in computation, basic
   and diluted..................        6,958        7,794     20,571     30,545     32,783      35,589     36,139     43,974


     (1) Amounts shown are as restated (see Note 16). Amounts as previously reported are as follows: net revenue $10,829,000, gross profit (excluding stock-based compensation) $4,393,000, loss from operations $(10,217,000), net loss $(10,103,000), net loss per share, basic and diluted $(0.23).

16. Restatement of Financial Statements

     Subsequent to the issuance of our financial statements for the year ended December 31, 2001, we discovered a transaction for which it recognized revenue in the fourth quarter of 2001 and whether that revenue should have been recognized in the first quarter of 2002. As a result of our review, we have restated our financial statements for the fourth quarter of 2001 and the first quarter of 2002 to properly reflect the timing of recognition of revenue from the reviewed transaction and to also correct a data entry error that resulted in overstated revenue from an unrelated transaction in the fourth quarter of 2001 and corresponding understated revenue in the first quarter of 2002. Accordingly, the accompanying consolidated financial statements have been restated to properly reflect our revenue recognition policies.

A summary of the significant effects of the restatement is as follows (in thousands except per share amounts):

                                                                     Year ended
                                                                    December 31,
                                                                          2001
                                                                          ----
Net revenue as previously reported .................................   $ 46,896
Net revenue as restated ............................................   $ 45,112

Cost of revenue as previously reported .............................   $ 29,551
Cost of revenue as restated ........................................   $ 28,714

Selling, general and administrative expense as previously reported .   $ 22,898
Selling, general and administrative expense as restated ............   $ 22,697

Net loss as previously reported ....................................   $(47,896)
Net loss as restated ...............................................   $(48,642)

Net loss per share, basic and dilutive as previously reported ......   $  (1.29)
Net loss per share, basic and dilutive as restated .................   $  (1.31)


                                                                        As of
                                                                    December 31,
                                                                        2001
                                                                        ----
Net accounts receivable as previously reported ..................      $  9,843
Net accounts receivable as restated .............................      $  8,059

Inventories as previously reported ..............................      $  4,903
Inventories as restated .........................................      $  5,733

Prepaid expenses and other as previously reported ...............      $  1,555
Prepaid expenses and other as restated ..........................      $  1,562

Total current liabilities as previously reported ................      $ 13,637
Total current liabilities as restated ...........................      $ 13,436

Total stockholders' equity as previously reported ...............      $ 66,274
Total stockholders' equity as restated ..........................      $ 65,528

                                    PART III

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

                                                                        Page
                                                                        ----

    Schedule II -- Valuation & Qualifying Accounts                       55

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

     3(ii)Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3(ii).2 to the Company's Registration Statement on Form S-1 (File No. 333-36398)).

     4.1 Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 333-36398)).

     4.2.1Rights Agreement dated as of July 25, 2001 by and between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 25, 2001 (File No. 000-31903)).

     4.2.2Amendment No. 1 to Rights Agreement dated as of October 17, 2001 by and between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 24, 2001 (File No. 000-31903)).

     4.3.1Securities Purchase Agreement dated as of October 17, 2001 by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001 (File No. 000-31903)).

     4.3.2Securities Purchase Agreement dated as of October 19, 2001 by and between the Registrant and Whitman Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001 (File No. 000-31903)).

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

     10.1*1996 Stock Plan and form of agreements thereunder (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 333-36398)).

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

     10.2+General Agreement for the Procurement of Products and Service and the Licensing of Software dated April 28, 1999 between the Registrant and Lucent Technologies, Inc. (incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 333-36398)).

     10.3*Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-36398)).

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

     10.5*Settlement Agreement and Release by and between the Registrant and Joshua W. Soske dated July 17, 2001 (incorporated by reference to the exhibit of the same number to the Company's Registration Statement of Form S-1 filed with the Securities and Exchange Commission on February 15, 2002 (File No. 833-82870)).

     23.1 Independent Auditors' Consent.

     24.1 Power of Attorney (see page 57 of the initial Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002).

+ Confidential treatment has been granted with respect to certain portions of this agreement.

* Indicates management contract or compensatory plan or arrangement.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newark, State of California on the 19th day of August 2002.

                                 VINA TECHNOLOGIES, INC.

                                 By  /s/ STANLEY E. KAZMIERCZAK
                                     ----------------------------------------
                                     STANLEY E. KAZMIERCZAK
                                     Vice President, Finance and Administration
                                     and Chief Financial Officer

                             VINA TECHNOLOGIES, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                Balance at      Charged to    Deductions-
                                                               beginning of      costs and    write-offs     Balance at
                                                                  period         expenses     of account    end of period
                                                               ------------    -----------   ------------   --------------

Allowance for doubtful accounts and sales returns
Year ended
 December 31, 2001........................................        $  335          $ 222         $ 100           $ 457
 December 31, 2000........................................           221            131            17             335
 December 31, 1999........................................           109            131            19             221


Accrued warranty:
Year ended
 December 31, 2001........................................        $  686          $  68         $  58           $ 696
 December 31, 2000........................................           449            393           156             686
 December 31, 1999........................................           152            410           113             449


Inventory reserves:
Year ended
 December 31, 2001........................................        $  110          $ 577         $ 224           $ 463
 December 31, 2000........................................            90             31            11             110
 December 31, 1999........................................            --             90            --              90
