Form 10-Q/A
period 2002-03-31
VINA TECHNOLOGIES INC
filed 2002-08-19
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

     General information in the originally filed Form 10-Q was presented as of the May 8, 2002 filing date or earlier. Unless otherwise stated herein, such information has not been updated in this amended filing. This Quarterly Report on Form 10-Q/A amends Items 1 and 2 of Part I of the Registrant's original Form 10-Q for the quarter ended March 31, 2002 to reflect and conform to the restatement.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                             VINA Technologies, Inc.
                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                   (unaudited)


                                                                        December 31,   March 31,
                                                                            2001         2002
                                                                            ----         ----
ASSETS                                                                               (As restated)

Current assets:
   Cash and cash equivalents .........................................   $  15,805    $  20,134
   Restricted cash ...................................................         500          500
   Common stock subscription receivable ..............................       9,589           --
   Accounts receivable, net ..........................................       8,059        3,173
   Inventories .......................................................       5,733        5,137
   Prepaid expenses and other ........................................       1,562        1,363
                                                                         ---------    ---------
     Total current assets ............................................      41,248       30,307

Property and equipment, net ..........................................       5,271        4,684
Other assets .........................................................         356          358
Intangibles assets, net ..............................................       5,663        2,489
Goodwill, net ........................................................      26,426           --
                                                                         ---------    ---------
     Total assets ....................................................   $  78,964    $  37,838
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................   $   7,798    $   6,209
   Accrued compensation and related benefits .........................       2,234        2,179
   Accrued warranty ..................................................         696          667
   Other current liabilities .........................................       2,708        2,573
                                                                         ---------    ---------
     Total current liabilities .......................................      13,436       11,628
                                                                         ---------    ---------

Stockholders' equity:
Convertible preferred stock; $0.0001 par value; 5,000,000 shares
   authorized; none outstanding ......................................          --           --
Common stock; $0.0001 par value; 125,000,000 shares authorized; shares
   outstanding:  2001, 62,013,759; 2002, 62,259,271 ..................           6            6
   Additional paid-in capital ........................................     194,814      194,902
   Deferred stock compensation .......................................      (7,106)      (5,419)
   Accumulated deficit ...............................................    (122,186)    (163,279)
                                                                         ---------    ---------
     Total stockholders' equity ......................................      65,528       26,210
                                                                         ---------    ---------
     Total liabilities and stockholders' equity ......................   $  78,964    $  37,838
                                                                         =========    =========


            See notes to condensed consolidated financial statements

                             VINA Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (unaudited)







                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                  2001         2002
                                                                                  ----         ----
                                                                                            (As restated)
Net revenue ...................................................................  $ 11,029    $  6,439
Cost of revenue (excluding stock-based compensation) ..........................     8,246       6,125
                                                                                 --------    --------
Gross profit (excluding stock-based compensation) .............................     2,783         314
                                                                                 --------    --------
Costs and expenses:
  Research and development (excluding stock-based compensation) ...............     4,705       5,423
  Selling, general and administrative (excluding stock-based compensation) ....     6,511       4,803
  Stock-based compensation, net* ..............................................     4,844       1,653
  In-process research and development .........................................     5,081          --
  Amortization of goodwill and intangible assets ..............................       830         324
  Impairment of goodwill and intangible assets ................................        --      29,276
                                                                                 --------    --------
      Total costs and expenses ................................................    21,971      41,479
                                                                                 --------    --------
Loss from operations ..........................................................   (19,188)    (41,165)
Other income, net .............................................................       612          72
                                                                                 --------    --------
Net loss ......................................................................  ($18,576)   ($41,093)
                                                                                 ========    ========

Net loss per share, basic and diluted .........................................    ($0.57)     ($0.67)
                                                                                 ========    ========
Shares used in computation basic and diluted ..................................    32,783      61,531
                                                                                 ========    ========


---------------------------------------
* Stock-based compensation, net:
   Cost of revenue.............................................................  $   359     $    158
   Research and development....................................................    1,589          401
   Selling, general and administrative.........................................    2,896        1,094
                                                                                 -------     --------

                                                                                 $ 4,844     $  1,653
                                                                                 =======     ========



            See notes to condensed consolidated financial statements

                             VINA Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                          Three Months Ended
                                                                              March 31,
                                                                          2001         2002
                                                                          ----         ----
                                                                                 (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................   $(18,576)   $(41,093)
  Reconciliation of net loss to net cash used in operating
    activities:
    Depreciation and amortization ...................................      1,446         909
    Disposal of property and equipment ...........................            --         304
    Impairment of goodwill and intangible assets ....................         --      29,276
    Stock-based compensation, net ...................................      4,844       1,653
    In-process research and development .............................      5,081          --
  Changes in operating assets and liabilities:
    Accounts receivable .............................................     (1,884)      4,886
    Inventories .....................................................      2,430         596
    Prepaid expenses and other ......................................      1,222         199
    Other assets ....................................................        (75)         (2)
    Accounts payable ................................................        138      (1,589)
    Accrued compensation and related benefits .......................     (1,609)        (55)
    Accrued warranty ................................................         32         (29)
    Other current liabilities .......................................       (607)       (135)
                                                                        --------    --------
     Net cash used in operating activities ..........................     (7,558)     (5,080)
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...............................       (948)       (302)
  Acquisition of business, net of cash acquired .....................       (454)         --
  Purchases of short-term investments ...............................       (550)         --
  Proceeds from sales/maturities of short-term investments ..........     12,394          --
                                                                        --------    --------
     Net cash provided by (used in) investing activities ............     10,442        (302)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock ................................        721       9,803
  Repurchase of common stock ........................................       (500)        (92)
                                                                        --------    --------
     Net cash provided by financing activities ......................        221       9,711
                                                                        --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .............................      3,105       4,329

CASH AND CASH EQUIVALENTS, Beginning of period ......................      7,740      15,805
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, End of period ............................   $ 10,845    $ 20,134
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

Basis of Presentation -- The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial information is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three-months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to our reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

Service revenue is generated from the sale of installation, training and post contract customer support (PCS) agreements related to the communications equipment. We also account for these transactions in accordance with SAB No. 101 and SOP 97-2, and as such recognize revenue when all of the related revenue recognition criteria are met which is: (i) at the time the installation or training service is delivered; and (ii) ratably over the term of the PCS agreement. In multiple element arrangements where these services are undelivered when the communications equipment is shipped, we defer the fair value of these undelivered elements based on VSOE and recognize revenue as the services are delivered. VSOE of these elements is based on stand-alone sales (including renewal rates of PCS agreements) of the services. For all periods presented service revenue has been less than 10% of total net revenue.

We also record a provision for estimated sales and warranty costs at the time the product revenue is recognized.

Comprehensive Loss - Comprehensive loss for the three months ended March 31, 2001 and 2002 was the same as net loss.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and Statement of Financial Accounting Standards SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. We adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, we have stopped the amortization of intangible assets with indefinite lives (goodwill, which includes the reclass of workforce-in-place) with a net carrying value of $27.3 million at December 31, 2001 and annual amortization of $8.8 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. We evaluated goodwill under SFAS No. 142 upon adoption, on January 1, 2002, and determined that there was no impairment. However, in accordance with SFAS No. 142, we were required to reevaluate goodwill for impairment in March 2002 because events and circumstances changed that more likely than not would reduce the fair value of the reporting unit below its carrying amount.

Recent Accounting Standards - In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted this statement on January 1, 2002. The adoption of this statement did not have an impact on our financial position, results of operations or cash flows.

In November 2001, consensus was reached by the Emerging Issues Task Force (EITF) on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-09 addresses the accounting consideration given by a vendor to a customer. We adopted this statement on January 1, 2002. The adoption of this statement resulted in the reclassification of sale and marketing expenses to an offset of revenue in 2001 totaling $473,000. There were no amounts reclassified in the first quarter of 2001.

2. Restatement of Financial Statements

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2002, the Company discovered a transaction for which we recognized revenue in the fourth quarter of 2001 that should have been recognized in the first quarter of 2002. As a result of our review,we have restated our financial statements for the fourth quarter of 2001 and the first quarter of 2002 to properly reflect the timing of recognition of revenue from the reviewed transaction and to also correct a data entry error that resulted in overstated revenue from an unrelated transaction in the fourth quarter of 2001 and corresponding understated revenue in the first quarter of 2002. Accordingly, the accompanying consolidated condensed financial statements have been restated to properly reflect the revenue recognition policies of the Company.

     The effects of such restatements are summarized as follows (in thousands except per share amounts):
                                                              Three months ended
                                                                   March 31,
                                                                      2002
                                                                      ----

Net revenue as previously reported ...............................   $  4,749

Net revenue as restated ..........................................   $  6,439

Cost of revenue as previously reported ...........................   $  5,288
Cost of revenue as restated ......................................   $  6,125

Selling, general and administrative expense as previously reported   $  4,704
Selling, general and administrative expense as restated ..........   $  4,803

Net loss as previously reported ..................................   $(41,847)
Net loss as restated .............................................   $(41,093)

Net loss per share, basic and diluted  as previously reported ....   $  (0.68)
Net loss per share, basic and diluted  as restated ...............   $  (0.67)


                                                                 As of March 31,
                                                                       2002
                                                                 ---------------

Total current liabilities as previously reported..................    $11,636
Total current liabilities as restated ............................    $11,628

Total stockholders' equity as previously reported.................    $26,202
Total stockholders' equity as restated ...........................    $26,210


3. Inventories

     Inventories consist of the following (in thousands):

                                                      December 31,     March 31,
                                                         2001            2002
                                                      ----------       --------
                  Raw materials and subassemblies.....  $1,783         $    852
                  Finished goods......................   3,950            4,285
                                                        ------         --------
                  Inventories.........................  $5,733         $  5,137
                                                        ======         ========

4. Net Loss Per Share

The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):

                                                             Three Months Ended
                                                                   March,
                                                             ------------------
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

5. Goodwill and Intangible Assets

As VINA operates in one reportable segment, the design, development, marketing and sale of multiservice broadband access communications equipment, and has only one reporting unit, VINA consolidated, the measurement of the fair value for our goodwill is our market capitalization. The deterioration of the telecom industry and the decline in our current product sales in the first quarter were factors that required the Company to evaluate the fair value of the goodwill. Management evaluated our fair value as determined by its market capitalization against its carrying value, net assets, and determined that goodwill was impaired. In addition, under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company evaluated the intangible assets for impairment and determined a portion of the intangible assets were impaired. An impairment loss is recognized when the fair value or the estimated future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. We recorded a $29.3 million impairment charge during the quarter ended March 31, 2002. The amount was comprised of $27.3 million of goodwill and $2.0 million of intangible assets.

Intangible assets consist of the following (in thousands):

                                             Dec. 31, 2001                              March 31, 2002
                                     ------------------------------     ----------------------------------------------


                                     Gross                               Gross
                        Amortization Carrying  Accumulated               Carrying  Accumulated  Impairment
                        Period       Amount    Amortization   Net        Amount    Amortization Loss           Net
                        ---------   ---------------------------------------------------------------------------------
Core technology         4 years       $ 3,022   $  (630)    $2,392         $3,022   $   (819)    $ (1,457)    $   746
Current technology      4 years           310       (64)       246            310        (83)        (227)          -
Trade name              4 years           346       (73)       273            346        (73)        (273)    $     -
Intellectual property   4 years         1,859         0      1,859          1,859       (116)           -     $ 1,743
Workforce-in-place      3 years         1,236      (343)       893              -          -            -     $     -

                                    ----------------------------------------------------------------------------------
Total                                 $ 6,773   $(1,110)    $5,663         $5,537   $ (1,091)    $ (1,957)    $ 2,489
                                    ==================================================================================

Beginning January 1, 2002 all of VINA's intangible assets are subject to amortization except for tradename. Workforce in place was recorded as goodwill as of January 1, 2002.

Estimated future amortization expense is as follows (in thousands):

                                    Fiscal year           Total
                                                          -----
                   (Remaining nine months) 2002           $ 540
                                           2003             721
                                           2004             721
                                           2005             507

                                                   -------------
                             Total Amortization         $ 2,489
                                                   =============

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in thousands):

Balance as of January 1, 2002             $    27,319
Impairment loss                               (27,319)
                                          -----------
Balance as of March 31, 2002              $         -
                                          ===========

Had the provision of SFAS No. 142 been applied for the three months ended March 31, 2001 and 2002, our net loss and net loss per share would have been as follows (in thousands except per share amounts):

                                         March 31, 2001       March 31, 2002
                                         --------------       --------------

Net loss as reported                           $(18,576)            $ (41,093)
Add back amortization:
    Goodwill                                        720                     -
    Workforce-in-place                               34                     -
     Tradename                                        7                     -
                                        -------------------------------------
Adjusted net loss                              $(17,815)            $ (41,093)
                                        =====================================

EPS - basic and diluted, as reported           $  (0.57)            $   (0.67)
Goodwill, workforce-in-place and
tradename amortization                         $   0.03                     -
                                        -------------------------------------
Adjusted EPS                                   $  (0.54)            $   (0.67)
                                        =====================================

6. Acquisition

On February 27, 2001, we completed the acquisition of Woodwind Communications Systems, Inc (Woodwind), a provider of voice-over-broadband network edge solutions. The acquisition was accounted for as a purchase. To acquire Woodwind, we paid $7.5 million in cash, issued 4.15 million shares of VINA common stock with a fair value of $39.5 million, and converted all outstanding Woodwind options into options to purchase 1.1 million shares of VINA common stock with a fair value of $2.6 million. In addition, we assumed certain operating assets and liabilities of Woodwind and incurred acquisition expenses of $726,000. In connection with the acquisition, we recorded $43.6 million of goodwill and intangible assets, which were being amortized over useful lives of three to four years. We also recorded a one-time charge of $5.1 million in 2001 for purchased in-process technology.


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

7. Restructuring

During the quarter ended March 31, 2002 there was no change in the restructuring accrual from December 31, 2001. The remaining restructuring accrual, of $46,000, pertains to severance and fringe benefits from the 2001 workforce reduction, which we expect to disburse in 2002.

8. Commitments and Contingencies

VINA's contract manufacturer has obtained or has on order substantial amounts of inventory to meet our revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill us for any excess component and finished goods inventory. We also have a non-cancelable purchase order with a major chip supplier for one of our critical components. As of March 31, 2002, the estimated purchase commitments to those companies is $4.1 million.

The high technology and telecommunications industry in which we operate is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. We are not a party to any such litigation; however any such litigation in the future could have a material adverse effect on our consolidated operations and cash flows.

9. Subsequent Event

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

     This Form 10-Q/A includes the following registered trademarks as well as filed applications to register trademarks of VINA Technologies including:
Integrator-300, VINA, VINA Technologies, eLink-100, Multiservice Broadband Xchange, MX-500, MX-550, and Multiservice Xchange. All other trademarks and trade names appearing in this Form 10-Q/A are the property of their respective holders; for example, SLC, ConnectReach and AnyMedia are trademarks and trade names of Lucent Technologies. The inclusion of other companies' brand names and products in this Form 10-Q/A is not an endorsement of VINA.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on August 19, 2002.

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

     Subsequent to the issuance of our financial statements for the quarter ended March 31, 2002, we discovered a transaction for which we recognized revenue in the fourth quarter of 2001 that should have been recognized in the first quarter of 2002. As a result of our review, we have restated our financial statements for the fourth quarter of 2001 and the first quarter of 2002 to properly reflect the timing of recognition of revenue from the reviewed transaction and to also correct a data entry error that resulted in overstated revenue from an unrelated transaction in the fourth quarter of 2001 and corresponding understated revenue in the first quarter of 2002. Accordingly, the accompanying consolidated condensed financial statements have been restated to properly reflect our revenue recognition policies. Our review of this matter has been supervised by the Audit Committee of the Board of directors. The effects of the restatement are presented in Note 2 to the condensed consolidated financial statements and have been reflected herein.

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

     Our customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of our historical net revenue. Our three largest customers accounted for approximately 77% of our net revenue for the year ended December 31, 2001, specifically sales to Lucent Technologies, Nuvox Communications, and Advanced Telecom Group accounted for 44%, 21% and 12%, respectively. In May 2002, Advanced Telecom Group filed for bankruptcy under chapter 11 of the United States bankruptcy code. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to experience significant customer concentration for the foreseeable future. To date, international sales have not been significant. International sales have been denominated primarily in U.S. dollars and, accordingly, we have not been exposed to significant fluctuations in foreign currency exchange rates.

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

     We operate in one reportable segment, the design, development, marketing and sale of multiservice broadband access communications equipment, and have only one reporting unit, VINA consolidated. The measurement of the fair value for our goodwill is our market capitalization. The deterioration of the telecom industry and the decline in our current product sales in the first quarter were factors that required the Company to evaluate the fair value of the goodwill. Management evaluated our fair value as determined by its market capitalization against its carrying value, net assets, and determined that goodwill was impaired. In addition, under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company evaluated the intangible assets for impairment and determined a portion of the intangible assets were impaired. We recorded a $29.3 million impairment charge during the quarter ended March 31, 2002. The amount was comprised of $27.3 million of goodwill and $2.0 million of intangible assets.

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

Results of Operations

     Three Months Ended March 31, 2002 and 2001

     Net revenue. Net revenue decreased to $6.4 million for the three months ended March 31, 2002 from $11.0 million for the three months ended March 31, 2001. The decline in net revenue in the first quarter of 2002 was primarily due to decreased unit sales of Integrator-300 and MX-500 products to existing customers.

     Cost of revenue. Cost of revenue decreased to $6.1 million for the three months ended March 31, 2002 from $8.2 million for the three months ended March 31, 2001. Gross profit decreased to $314,000 for the three months ended March 31, 2002 from $2.8 million for the three months ended March 31, 2001. These decreases were the result of lower revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Gross profit as a percentage of net revenue decreased to 5% in the first quarter of 2002 from 25% in the first quarter of 2001. This decrease is primarily a result of lower net revenue causing fixed overhead and inventory costs to be a higher percentage of cost in the three months ended March 31, 2002.

     Research and development expenses. Research and development expenses increased to $5.4 million for the three months ended March 31, 2002 from $4.7 million for the three months ended March 31, 2001. Research and development expenses increased as a percentage of net revenue to 84% in the first quarter of 2002 compared to 43% in the first quarter of 2001. The increase in absolute dollar amounts was primarily a result of additional personnel costs, prototype expenses and consulting costs. As a result of our restructuring in April 2002, we anticipate research and development expenses will be lower throughout the remainder of 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $4.8 million for the three months ended March 31, 2002 from $6.5 million for the three months ended March 31, 2001. This decrease was primarily attributable to decreased personnel costs, as well as decreased consulting expenses. Selling, general and administrative expenses increased as a percentage of net revenue to 75% for the first quarter of 2002 compared to 59% for the first quarter of 2001.

     Stock-based compensation. Stock-based compensation expense decreased to $1.7 million for the three months ended March 31, 2002 from $4.8 million for the three months ended March 31, 2001. Based on stock options granted, we expect to record $3.3 million of amortization of stock-based compensation in the next three quarters of 2002.

     Goodwill and intangible assets. We operate in one reportable segment, the design, development, marketing and sale of multiservice broadband access communications equipment, and have only one reporting unit, VINA consolidated. The measurement of the fair value for our goodwill is our market capitalization. The deterioration of the telecom industry and the decline in our current product sales in the first quarter were factors that required the Company to evaluate the fair value of the goodwill. Management evaluated our fair value as determined by its market capitalization against its carrying value, net assets, and determined that goodwill was impaired. In addition, under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company evaluated the intangible assets for impairment and determined a portion of the intangible assets were impaired. We recorded a $29.3 million impairment charge during the quarter ended March 31, 2002. The amount was comprised of $27.3 million of goodwill and $2.0 million of intangible assets.

     Other income, net. Other income, net for the three months ended March 31, 2002 decreased to $72,000 from $612,000 for the three months ended March 31, 2001. This decrease was primarily attributable to lower interest rates earned and lower average cash balances throughout the relevant period.

Liquidity and Capital Resources

     Net cash used in operating activities was $5.1 million for the three months ended March 31, 2002 and $7.6 million for the three months ended March 31, 2001. Cash used in operating activities during the three months ended March 31, 2002 resulted primarily from net loss from operations of $41.1 million, , a decrease in accounts payable of $1.6 million, offset by a decrease in inventory of $596,000, a decrease in accounts receivable of $4.9 million and noncash activities including $29.3 million for impairment of goodwill and intangible assets, amortization of deferred stock compensation of $1.7 million, and $909,000 in depreciation and amortization charges.

     Net cash used in investing activities was $302,000 for the three months ended March 31, 2002 and net cash provided was $10.4 million for the three months ended March 31, 2001. Cash used by investing activities was due to purchases of property and equipment.

     Net cash provided by financing activities was $9.7 million for the three months ended March 31, 2002 and $221,000 for the three months ended March 31, 2001. Cash provided by financing activities for the three months ended March 31, 2002 was primarily due to $9.8 million of proceeds from the sale of common stock, offset by the repurchase of common stock of $92,000.

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

     We have incurred significant losses since inception and expect that our net losses and negative cash flow from operations will continue for the foreseeable future. We incurred net losses of approximately $17.1 million in 1999, $43.3 million in 2000, $48.6 million in 2001 and $41.1 million in the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $163.3 million. To achieve profitability, we will need to generate and sustain substantially higher net revenue while maintaining reasonable cost and expense levels. We expect to continue to incur significant expenses for research and development, sales and marketing, customer support, developing direct sales and distribution channels, and general and administrative expenses.

We rely on a small number of telecommunications customers for substantial portions of our net revenue. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed.

     We derive almost all of our net revenue from direct sales to a small number of telecommunications customers and our indirect sales through Lucent Technologies, one of our original equipment manufacturers, or OEM, customers that sell and market our products. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed. Our three largest customers accounted for approximately 77% of our net revenue for the year ended December 31, 2001, specifically sales to Lucent Technologies, Nuvox Communications, and Advanced Telecom Group accounted for 44%, 21% and 12%, respectively. In May 2002, Advanced Telecom Group filed for bankruptcy under chapter 11 of the United States bankruptcy code. We expect that the telecommunications industry will continue to experience consolidation. If any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. In addition, if an OEM customer is acquired, we could lose that customer. For example, Intermedia Communications, one of our service provider customers, was acquired by MCI WorldCom. Also, the ultimate business success of our direct service provider customers, our OEM customers and value added resellers, or VARs, and our indirect customers who purchase our products through an OEM customer and VARs, could affect the demand for our products. In addition, any difficulty in collecting amounts due from one or more of our key customers could harm our operating results and financial condition. If any of these events occur, our net revenue could decline and our operating results and business could be harmed.

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

Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.



                                         VINA TECHNOLOGIES, INC.


Date:  August 19, 2002               By:  /s/ W. Michael West
                                          -----------------------------
                                           W. Michael West
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:  August 19, 2002               By:  /s/ Stanley E. Kazmierczak
                                          -----------------------------
                                           Stanley E. Kazmierczak
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)