Form 10-Q
period 2002-06-30
VINA TECHNOLOGIES INC
filed 2002-08-19
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 61,988,975 as of June 30, 2002.

                             VINA TECHNOLOGIES, INC.


                                      INDEX

                                                                                         Page
                                                                                         ----


PART I:  FINANCIAL INFORMATION.............................................................3

   Item 1   Condensed Consolidated Financial Statements....................................3

             Condensed Consolidated Balance Sheets.........................................3
             Condensed Consolidated Statements of Operations...............................4
             Condensed Consolidated Statements Of Cash Flows...............................5
             Notes to Condensed Consolidated Financial Statements..........................6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations....................................................................13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................30

PART II:  OTHER INFORMATION...............................................................31

   Item 1.  Legal Proceedings.............................................................31

   Item 2.  Changes in Securities and Use of Proceeds.....................................31

   Item 4.  Submission of Matters to a Vote of Security Holders...........................31

   Signatures.............................................................................32




PART I: FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

                             VINA TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                                      December 31,    June 30,
                                                                          2001          2002
                                                                          ----          ----

ASSETS
Current assets:
  Cash and cash equivalents .........................................   $  15,805    $  10,666
  Restricted cash ...................................................         500        3,550
  Common stock  subscription receivable .............................       9,589           --
  Accounts receivable, net ..........................................       8,059        4,997
  Inventories .......................................................       5,733        4,062
  Prepaid expenses and other ........................................       1,562        2,157
                                                                        ---------    ---------
      Total current assets ..........................................      41,248       25,432
Property and equipment, net .........................................       5,271        4,395
Other assets ........................................................         356          350
Acquired intangibles, net ...........................................       5,663        2,184
Goodwill, net .......................................................      26,426           --
                                                                        ---------    ---------
      Total assets ..................................................   $  78,964    $  32,361
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................   $   7,798    $   4,608
  Accrued compensation and related benefits .........................       2,234        1,926
  Accrued warranty ..................................................         696          577
  Other current liabilities .........................................       2,708        3,164
  Short-term debt ...................................................          --        3,000
                                                                        ---------    ---------
      Total current liabilities .....................................      13,436       13,275
                                                                        ---------    ---------

Stockholders' equity:
Convertible preferred stock; $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding .............................
Common stock; $0.0001 par value; 125,000,000 shares authorized;
    shares outstanding: 2001, 62,013,759; 2002, 61,988,975                      6            6
   Additional paid-in capital .......................................     194,814      190,476
   Deferred stock compensation ......................................      (7,106)      (2,635)
   Accumulated deficit ..............................................    (122,186)    (168,761)
                                                                        ---------    ---------
      Total stockholders' equity ....................................      65,528       19,086
                                                                        ---------    ---------
      Total liabilities and stockholders' equity ....................   $  78,964    $  32,361
                                                                        =========    =========

            See notes to condensed consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                   Three Months Ended    Six Months Ended
                                                                        June 30,              June 30,
                                                                        -------               -------

                                                                   2001       2002        2001       2002
                                                                   ----       ----        ----       ----

Net revenue ....................................................$ 11,882    $  6,624    $ 22,911    $ 13,063
Cost of revenue ................................................
   (excluding stock-based compensation) .........................  7,070       4,161      15,316      10,286
                                                                 -------    --------    --------    --------
Gross profit ...................................................
   (excluding stock-based compensation) .........................  4,812       2,463       7,595       2,777
                                                                 -------    --------    --------    --------
Costs and expenses:
  Research and development
   (excluding stock-based compensation) .......................    4,839       3,762       9,544       9,185
  Selling, general and administrative
   (excluding stock-based compensation) .......................    6,295       4,015      12,806       8,818
  Stock-based compensation* ....................................   3,482      (1,503)      8,326         150
  Purchased process technology .................................      --          --       5,081          --
  Amortization of intangible assets ............................   2,574         180       3,404         504
  Impairment of goodwill and intangible assets .................      --          --          --      29,276
  Restructuring expenses .......................................      --       1,575          --       1,575
                                                                 -------    --------    --------    --------
      Total costs and expenses .................................  17,190       8,029      39,161      49,508
                                                                 -------    --------    --------    --------
Loss from operations ........................................... (12,378)     (5,566)    (31,566)    (46,731)
Interest income, net ...........................................     380          84         992         156
                                                                 -------    --------    --------    --------
Net loss .......................................................($11,998)   ($ 5,482)   ($30,574)   ($46,575)
                                                                ========    ========    ========    ========

Net loss per share, basic and diluted ..........................($  0.34)   ($  0.09)   ($  0.89)     ($0.76)
                                                                ========    ========    ========    ========
Shares used in computation, basic and diluted ..................  35,589      61,546      34,186      61,539
                                                                ========    ========    ========    ========


 ---------------------------------
 *  Stock-based compensation:
    Cost of revenue ............................................$    255    $    127    $    614   $     285
    Research and development ...................................   1,438      (1,156)      3,027        (755)
    Selling, general and administrative ........................   1,789        (474)      4,685         620
                                                                 -------    --------    --------   ---------
                                                                $  3,482    $ (1,503)   $  8,326   $     150
                                                                ========    ========    ========   =========





            See notes to condensed consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                 Condensed Consolidated Statements Of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                          Six Months Ended
                                                                               June 30,
                                                                          2001        2002
                                                                          -----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................   $(30,574)   $(46,575)
  Reconciliation of net loss to net cash used in operating
    activities:
    Depreciation and amortization ...................................      4,285       1,617
    Disposal of property and equipment ............................           --         307
    Impairment of goodwill and intangible assets ..................           --      29,276
    Stock-based compensation ........................................      8,326         150
    In-process research and development .............................      5,081          --
    Provision for inventory order commitment ........................      1,800       1,700

  Changes in operating assets and liabilities:
    Accounts receivable .............................................     (2,838)      3,062
    Inventories .....................................................     (4,286)        (29)
    Prepaid expenses and other ......................................        374        (595)
    Other assets ....................................................        (65)          6
    Accounts payable ................................................      3,627      (3,190)
    Accrued compensation and related benefits .......................       (921)       (308)
    Accrued warranty ................................................         80        (119)
    Other current liabilities .......................................     (1,077)        456
                                                                        --------    --------
     Net cash used in operating activities ..........................    (16,188)    (14,242)
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...............................       (756)       (543)
  Acquisition of business, net of cash acquired .....................       (454)         --
  Purchases of short-term investments ...............................       (550)         --
  Proceeds from sales/maturities of short-term investments ..........     15,693          --
                                                                        --------    --------
     Net cash provided by (used in) investing activities ............     13,933        (543)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short-term debt .........................         --       3,000
  Restricted cash ...................................................         --      (3,050)
  Proceeds from sale of common stock ................................        822       9,803
  Repurchase of common stock ........................................       (540)       (107)
                                                                        --------    --------
      Net cash provided by financing activities ......................       282       9,646
                                                                        --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .............................     (1,973)     (5,139)

CASH AND CASH EQUIVALENTS, Beginning of period ......................      7,740      15,805
                                                                        --------    --------

CASH AND CASH EQUIVALENTS, End of period ............................   $  5,767    $ 10,666
                                                                        ========    ========

                             VINA TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1. Un-audited Interim Financial Information

Business - VINA Technologies, Inc. (the Company or VINA), incorporated in June 1996, designs, develops, markets and sells multi-service broadband access communications equipment that enables telecommunications service providers to deliver bundled voice and data services. The Company has incurred significant losses since inception and expects that net losses and negative cash flows from operations will continue for the foreseeable future.

Basis of Presentation -- The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter company accounts and transactions have been eliminated in consolidation. The accompanying interim financial information is un-audited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, such un-audited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three-months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

In this report, all references to "VINA" "we," "us," "our" or the "Company" mean VINA Technologies, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 2002, the Company used cash in operating activities of $ 14.2 million. As of June 30, 2002, the Company had cash and cash equivalents of $10.7 million and its accumulated deficit was $ 168.8 million. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash.

We  will  from  time  to  time  review  and  may  pursue  additional   financing
opportunities. We will need to obtain additional funding during the next six months and we may seek to sell additional equity or debt securities or secure a bank line of credit. Currently, we have no other immediately available sources of liquidity. The sale of additional equity or other securities could result in additional dilution to our stockholders. Arrangements for additional financing may not be available in amounts or on terms acceptable to us, if at all.

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

Comprehensive Loss - Comprehensive loss for the three and six months ended June 30, 2001 was $12.1 million and $30.6 million respectively, and included net loss for the respective periods as well as $56,000 and $4,000, respectively, of net unrealized losses on available for sale investments. Comprehensive loss for the three and six months ended June 30, 2002 was the same as net loss.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and Statement of Financial Accounting Standards
(SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. The Company adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, the Company has stopped the amortization of intangible assets with indefinite lives (goodwill, which includes the re-class of workforce-in-place) with a net carrying value of $27.3 million at December 31, 2001 and annual amortization of $8.8 million that resulted from business combinations initiated prior to the adoption of SFAS No.
141. The Company evaluated goodwill under SFAS No. 142 upon adoption, on January 1, 2002, and determined that there was no impairment. However, in accordance with SFAS No. 142, the Company was required to reevaluate goodwill and other intangibles for impairment in March 2002 because events and circumstances changed that more likely than not would reduce the fair value of the reporting unit below its carrying amount (See Note 4).

Recent Accounting Standards - In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company on January 1, 2002. The adoption of this statement did not have an impact on the financial position, results of operations or cash flows of the Company.

In November 2001, consensus was reached by the Emerging Issues Task Force (EITF) on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-09 addresses the accounting consideration given by a vendor to a customer. The EITF is effective for the Company on January 1, 2002. The adoption of this statement will result in the reclassification of sales and marketing expenses to revenue in 2001 totaling $473,000. There were no amounts reclassified in the first quarter of 2001. In the second quarter of 2001, $146,000 was reclassified as a decrease to selling, general and administrative expenses and a corresponding decrease to net revenue. The amounts to be reclassified in the third and fourth quarter of 2001 are $166,000 and $161,000 respectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on the historical results of operations, financial position or liquidity of the Company.

2. Inventories

     Inventories consist of the following (in thousands):

                                            December 31,      June 30,
                                               2001             2002
                                            -----------       -------
        Raw materials and subassemblies....   $1,783           $1,548
        Finished goods.....................    3,950            2,514
                                              ------           ------
        Inventories........................   $5,733           $4,062
                                              ======           ======

3. Net loss per share

The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):


                                       Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                       --------------------------------------

                                        2001        2002      2001       2002
                                        ----        ----      ----       ----

Weighted average common shares
outstanding ........................... 36,848     62,064     35,510    62,136
Weighted average common shares
outstanding subject to repurchase ..... (1,259)      (518)    (1,324)     (597)
                                        ------       ----     ------    ------
Shares used in computation, basic and
diluted ............................... 35,589     61,546     34,186    61,539
                                        ======     ======     ======    ======

During the three months and six months ended June 30, 2001 and 2002, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per shares in such periods, as their effect would have been anti-dilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at: June 30, 2001, 1,120,484 shares of common stock subject to repurchase, options to purchase 13,424,812 shares of common stock; June 30, 2002, 460,726 shares of common stock subject to repurchase and options to purchase 11,931,414 shares of common stock, and warrants to purchase 7,090,000 shares of common stock.

4. Goodwill and Intangible Assets

As VINA operates in one reportable segment, the design, development, marketing and sale of multi-service broadband access communications equipment, and has only one reporting unit, VINA consolidated, the measurement of the fair value for goodwill of the Company is its market capitalization. The deterioration of the telecom industry and the decline in our current product sales in the first quarter were factors that required the Company to evaluate the fair value of the goodwill. Management evaluated the fair value of the Company as determined by its market capitalization against its carrying value, net assets, and determined that goodwill was impaired. In addition, under SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" the Company evaluated the intangible assets for impairment and determined a portion of the intangible assets were impaired. The Company recorded a $29.3 million impairment charge during the quarter ended March 31, 2002. The amount was comprised of $27.3 million of goodwill and $2.0 million of intangible assets.

Intangible assets consist of the following (in thousands):

                                             Dec. 31, 2001                              June 30, 2002

                                      Gross                              Gross
                        Amortization  Carrying  Accumulated              Carrying  Accumulated   Impairment
                        Period        Amount    Amortization  Net        Amount    Amortization  Loss            Net
                        ---------   ---------------------------------------------------------------------------------
Core technology         4 years       $ 3,022   $  (630)    $2,392         $2,898   $   (883)    $ (1,457)   $    558
Current technology      4 years           310       (64)       246            310        (83)        (227)          -
Trade name              4 years           346       (73)       273            346        (73)        (273)          -
Intellectual property   4 years         1,859         -      1,859          1,859       (233)           -     $ 1,626
Workforce-in-place      3 years         1,236      (343)       893              -          -            -           -

                                    ---------------------------------------------------------------------------------
Total                                 $ 6,773   $(1,110)    $5,663         $5,413   $ (1,272)    $ (1,957)    $ 2,184
                                    =================================================================================

All of VINA's intangible assets are subject to amortization except for workforce-in-place and tradename. Workforce in place was recorded as goodwill as of January 1, 2002.

Estimated future amortization expense is as follows (in thousands):

                                    Fiscal year                  Total
                                                                 -----
                    (Remaining six months) 2002                $   337
                                           2003                    674
                                           2004                    674
                                           2005                    499
                                                    ------------------
                             Total Amortization                $ 2,184
                                                    ==================

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

Balance as of January 1, 2002             $    27,319
Impairment loss                               (27,319)
                                          -----------
Balance as of June 30, 2002               $         -
                                          ===========

Had the provision of FAS No. 142 been applied beginning on January 1, 2001 our net loss and net loss per share would have been as follows (in thousands except per share amounts):

                                                   Three Months Ended                 Six Months Ended
                                                   -------------------                -----------------
                                                        June 30,                          June 30,
                                                        -------                           -------
                                                  2001             2002             2001             2002
                                                  ----             ----             ----             ----
Net loss as reported ........................  $(11,998)         $ (5,482)       $(30,574)         $(46,575)
Add back amortization:
    Goodwill ................................     2,241                --           2,961                --
    Workforce-in-place ......................       103                --             137                --
     Tradename ..............................        22                --              29                --
                                               ------------------------------------------------------------

                                               ------------------------------------------------------------
Adjusted net loss ...........................  $ (9,632)         $ (5,482)       $(27,447)         $(46,575)
                                               ============================================================

EPS - basic and diluted, as reported ........  $  (0.34)         $  (0.09)       $  (0.89)         $  (0.76)
Goodwill, workforce-in-place and ............      0.07                --            0.09                --
tradename amortization
                                               ------------------------------------------------------------
Adjusted EPS ................................  $  (0.27)         $  (0.09)       $  (0.80)         $  (0.76)
                                               ============================================================

5. Acquisition

On  February  27,  2001,  the  Company  completed  the  acquisition  of Woodwind
Communications Systems, Inc (Woodwind), a provider of voice-over-broadband network edge solutions. The acquisition was accounted for as a purchase. To acquire Woodwind, the Company paid $7.5 million in cash, issued 4.15 million shares of VINA common stock with a fair value of $39.5 million, and converted all outstanding Woodwind options into options to purchase 1.1 million of VINA common stock with a fair value of $2.6 million. In addition, the Company assumed certain operating assets and liabilities of Woodwind and incurred acquisition expenses of $726,000. In connection with the acquisition, the Company recorded $43.6 million of goodwill and intangible assets, which were amortized over useful lives of three to four years. As described in note 5, the outstanding balance of the intangible assets is $2.2 million as of June 30, 2002. The Company also recorded a one-time charge of $5.1 million in 2001 for purchased in-process technology.


Pro Forma Financial Results

The following selected unaudited pro forma combined results of operations for the six months ended June 30, 2001 of the Company and Woodwind have been prepared assuming that the acquisition occurred at the beginning of the periods presented. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                        Six Months Ended
                                                            June 30,
                                                              2001
                                                              ----
Net revenue                                                 $ 22,913
Net loss                                                    ($30,244)
Net loss per share                                            ($0.85)
Shares used in calculation of net loss per share              35,523

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill and deferred stock compensation associated with the acquisition. The $5.1 million charge for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.

6. Restructuring

During April 2002, the Company announced and completed a restructuring plan intended to better align its operations with the changing market conditions. This plan was designed to prioritize VINA's high growth areas of business, focus on profit contribution and reduce expenses. This restructuring includes a workforce reduction and other operating reorganization. As a result of the restructuring efforts, the Company reduced its workforce by approximately 23%.

A summary of the restructuring benefit and expenses for the six months ended June 30, 2002 were as follows (in thousands):


                                   Balance at                                       Balance at
                                  December 31,    Restructuring                      June 30,
                                      2001          Provision        Utilized          2002
                                ----------------------------------------------------------------
Capital equipment                           $  -         $   340          $    -          $  340
Stock compensation benefit                     -          (1,547)          1,547               -
Workforce reduction                           46             835            (708)            173
Abandonment of facilities                      -             400             (30)            370
                                ----------------------------------------------------------------
Restructuring charge, net                   $ 46         $    28          $  809          $  883
                                ================================================================


Capital equipment - As a result of the closing of our Maryland facility and our reduction in headcount, we determined that we had excess capital equipment with total book values substantially less than marketable value. We expect to finalize the disposition by the fourth quarter of 2002.

Stock compensation benefit - In connection with the workforce reduction, the Company recorded a net benefit of $ 1,547,000. This net benefit resulted from a $1,577,000 benefit for the reversal of prior period estimated stock compensation expense on forfeited stock options offset by $30,000 of stock compensation expense resulting from the acceleration of unvested stock options in accordance with employee separation agreements.

Workforce reduction - The restructuring program resulted in the reduction 43 employees across all functions. As of June 30, 2002, the Company made $ 708,000 in severance payments. We expect to disburse the remaining balance of $173,000 related to severance by the fourth quarter of 2002.

Abandonment of facilities - Part of the restructuring included the closure of our engineering facility in Maryland. The remaining balance of $370,000 related to abandonment of facilities will be disbursed over the term of the remaining lease ending October 30, 2004.

7. Commitments and Contingencies

VINA's contract manufacturer has obtained or has on order substantial amounts of inventory to meet our revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill us for any excess component and finished goods inventory. We also have a non-cancelable purchase order with a major chip supplier for one of our critical components. As of June 30, 2002, the estimated purchase commitments and non-cancelable purchase orders to those companies is $3.8 million.

The high technology and telecommunications industry in which the Company operates is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company is not a party to any such litigation; however any such litigation in the future could have a material adverse effect on the Company's consolidated operations and cash flows.

8. Short-term Debt

As of June 30, 2002, we had $3.0 million in short-term debt. This debt is a $3.0 million committed revolving line of credit. This debt was secured by a certificate of deposit for $3.0 million

9. Subsequent Events

As of June 30, 2002, we had a certificate of deposit for $3.0 million that secured a $3.0 million committed revolving line of credit. In July 2002, the Company remitted full payment for the $3.0 million revolving line of credit. The revolving line of credit was not available to the Company after it was repaid in July 2002.

In July 2002, the Company announced a restructuring plan intended to better align its operations with changing market conditions. The Company expects to reduce its operating cost structure through a 26% reduction of employees and other expense. As a result of this restructuring plan, the Company estimates it will record cash charges of approximately $700,000 in the third quarter of 2002. These charges will primarily relate to severance for terminated employees and excludes stock-based compensation expenses.

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

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2001, as amended.

Recent Developments

     In July 2002, we announced a restructuring plan intended to better align our operations with changing market conditions. We expect to reduce operating cost structure through a 26 % reduction of employees and other expense reductions. As a result of this restructuring plan, we estimate we will record cash charges of approximately $700,000 in the third quarter of 2002. These charges will primarily relate to severance and other benefits for impacted employees.

     In July 2002, we remitted full payment for the $3.0 million short-term loan. We had a certificate of deposit for $3.0 million that secured a $3.0 million committed revolving line of credit that had been utilized at June 30, 2002. The revolving line of credit was not available to the Company after it was repaid in July 2002.

Overview

     VINA Technologies, Inc. is a leading developer of multi-service broadband access communications equipment that enables communications service providers to deliver bundled voice and data services. Our products integrate various broadband access technologies, including existing circuit-based and emerging packet-based networks, onto a single platform to alleviate capacity constraints in communications networks.

     From our inception in June 1996 through February 1997, our operating activities related primarily to developing and testing prototype products, commencing the staffing of our sales and customer service organizations and
establishing   relationships   with  our   customers.   We  began  shipping  our
Multi-service  Integrator-300  product  family in March 1997,  our  Multiservice
Xchange product in May 1999 and our MBX product in September 2001. Since inception, we have incurred significant losses, and as of June 30, 2002, we had an accumulated deficit of $168.8 million.

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

     Stock-based compensation consists of the fair value of stock options granted to non-employees for services and the amortization of deferred stock compensation on stock options granted to employees. Deferred stock compensation represents the difference between the deemed fair market value of our common stock at the time of the grant of the option and the exercise prices of these options. We amortize deferred stock compensation using a multiple option award valuation approach over the vesting periods of the applicable options, which is generally four years.

     We operate in one reportable segment, the design, development, marketing and sale of multi-service broadband access communications equipment, and have only one reporting unit, VINA consolidated. As such the measurement of fair value is our market capitalization. We evaluated the fair value of our company as determined by our market capitalization against our carrying value, net assets, and determined that certain long-lived assets were impaired.

     Other income, net, consists primarily of interest earned on our cash, cash equivalent and short-term investment balances partially offset by interest expense associated with our debt obligations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. We believe the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

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

     Allowance for Doubtful Accounts - We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon the age of outstanding invoices and any specific customer collection issues that we have identified. Since our accounts receivables are concentrated in a relatively few number of customers, a significant change in the financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables, which would require that additional allowances be recorded.

     Inventory Reserves - We regularly review the volume and composition of our inventory on hand and compare it to our estimated forecast of product demand and production requirements. We record write downs for estimated obsolescence or unmarketable inventory for the difference between the cost and the estimated market value based upon these reviews. If actual future demand or market conditions are less favorable than our estimates, then additional write-downs may be required.

     Valuation and Impairment of Goodwill and Other Acquisition Related Intangible Assets - We operate in one reportable segment, the design, development, marketing and sale of multi-service broadband access communications equipment, and have only one reporting unit, VINA consolidated, therefore, our measurement of the fair value for goodwill of the Company is our market capitalization. We evaluate the fair value of our Company as determined by its market capitalization against its carrying value, net assets to evaluate if any impairment has occurred in the balance of the goodwill and intangible assets.

Results of Operations

 Three and Six Months Ended June 30, 2002 and 2001

     Net revenue. Net revenue decreased to $13.1 million for the six months ended June 30, 2002 from $22.9 million for the six months ended June 30, 2001. Net revenue decreased to $6.6 million for the three months ended June 30, 2002 from $11.9 million for the three months ended June 30, 2001. These decreases in net revenue are primarily due to decreased unit sales to existing customers and lower average selling prices on our Integrator-300 and eLink products.

     Cost of revenue. Cost of revenue including stock-based compensation decreased to $10.6 million for the six months ended June 30, 2002 from $15.9 million for the six months ended June 30, 2001 and decreased to $4.3 million for the three months ended June 30, 2002 from $7.3 million from the three months ended June 30, 2001. These decreases were the result of lower direct material costs from lower unit sales for three and six, month periods ended June 30, 2002. Gross profit including stock-based compensation decreased to $2.5 million for the six months ended June 30, 2002 from $7.0 million for the six months ended June 30, 2001. Gross profit including stock-based compensation decreased to $ 2.3 million for the three months ended June 30, 2002 from $ 4.6 million for the three months ended June 30, 2001. These decreases were the result of lower revenue for the six and three month periods ended June 30, 2002. Gross profit including stock-based compensation as a percentage of net revenue decreased to 19% for the six months ended June 30, 2002 from 30% for the six months ended June 30, 2001. Gross profit including stock-based compensation as a percentage of net revenue decreased to 35% for the three months ended June 30, 2002 from 38% for the three months ended June 30, 2001. These decreases were the result of lower revenue for the six and three month periods ended June 30, 2002, which caused fixed overhead and inventory costs to be a higher percentage of cost in the period as well as decreased average selling prices on our Integrator-300 and eLink products.

     Research and development expenses. Research and development expenses including stock-based compensation decreased to $8.4 million for the six months ended June 30, 2002, from $12.6 million for the six months ended June 30, 2001 and also decreased to $2.6 million for the three months ended June 30, 2002 from $6.3 million for the three months ended June 30, 2001. The decreases in absolute dollar amounts were primarily a result of decreases in stock-based compensation expense of $3.8 million for the six month period and $2.6 million for the three month period and other decreased personnel and consulting costs. Research and development expenses including stock-based compensation as a percentage of net revenue increased to 65% in the first six months of 2002 to 55% in the first six months of 2001, conversely they decreased to 39% for the three months ended June 30, 2002 to 53% for the three months ended June 30, 2001 as our revenue decreased at a faster rate than research and development expenses. We believe that continued investment in research and development is critical to attaining our strategic product enhancement.

     Selling, general and administrative expenses. Selling, general and administrative expenses including stock-based compensation decreased to $9.4 million for the six months ended June 30, 2002 from $17.5 million for the six months ended June 30, 2001and decreased to $3.5 million for the three months ended June 30, 2002 from $8.1 million for the three months ended June 30, 2001. These decreases were primarily attributable a decrease in stock-based compensation expense of $4.1 million for the six month period and $2.3 million for the three month period and other decreased personnel, consulting and professional costs. Selling, general and administrative expenses including stock-based compensation as a percentage of net revenue decreased to 72% for the first six months of 2002 from 76% for the first six months of 2001 and decreased to 53% for the three months ended June 30, 2002 from 68% for the three months ended June 30, 2001, primarily due to a decrease in stock-based compensation.

     Stock-based compensation. Stock-based compensation expense decreased to $150,000 for the six months ended June 30, 2002 from $8.3 million for the six months ended June 30, 2001. Stock-based compensation benefit for the three months ended June 30, 2002 was $1.5 million as compared to a stock compensation expense of $3.5 million for the three months ended June 30, 2001. These decreases were due primarily to the reversal of prior period estimated stock compensation expense on forfeited stock options.

     Goodwill and intangible assets. As VINA operates in one reportable segment, the design, development, marketing and sale of multi-service broadband access communications equipment, and has only one reporting unit, VINA consolidated, the measurement of the fair value for our goodwill is our market capitalization. The deterioration of the telecom industry and the decline in our current product sales in the first quarter of 2002 required us to evaluate the fair value of the company's goodwill. We evaluated the fair value of our company as determined by our market capitalization against our carrying value, net assets, and determined that goodwill was impaired. In addition, under SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" we evaluated our intangible assets for impairment and determined a portion of the intangible assets were impaired. As a result, we recorded a $29.3 million impairment charge during the quarter ended March 31, 2002. The amount was comprised of $27.3 million of goodwill and $2.0 million of intangible assets.

     Restructuring expenses. Restructuring expenses, excluding the impact of stock-based compensation, of $1.6 million for the three and six months ended June 30, 2002 resulted primarily from severance and outplacement costs, abandonment of facilities costs and excess capital equipment costs associated with the workforce reduction plan in the second quarter of 2002. Including the impact of stock-based compensation, we recorded a net restructuring benefit of $30,000 for the three and six months ended June 30, 2002. As of June 30, 2002, we made $708,000 in severance and $30,000 in abandonment of facilities payments. The remaining balance of $513,000 related severance and excess capital equipment costs are expected to be disbursed in full by the end of the fourth quarter of 2002. The remaining balance of $370,000 related abandonment of facilities costs is expected to be disbursed over the term of the remaining lease ending October 30, 2004.

     Interest income, net. Interest income, net for the six months ended June 30, 2002 decreased to $156,000 from $1.0 million for the six months ended June 30, 2001. Interest income, net for the three months ended June 30, 2002 decreased to $84,000 from $380,000 for the three months ended June 30, 2001. These decreases were primarily attributable to interest earned on lower average cash balances throughout the relevant period.

Liquidity and Capital Resources

     Net cash used in operating activities for the six months ended June 30, 2002 was $14.2 million and $16.2 million for the six months ended June 30, 2001. Cash used in operating activities for the six months ended June 30, 2002 resulted primarily from the net loss from operations of $46.6 million, an increase in other assets, and accounts payable of $590,000, and $3.2 million, respectively, off-set by a net decrease in accounts receivable of $3.1 million and non-cash activities including depreciation, disposal, and amortization of fixed assets, goodwill and intangible assets of $1.9 million, an inventory commitment purchase charge of $1.7 million, and a write down of goodwill and intangible assets due to impairment of $29.3 million.

     Net cash used by investing activities was $543,000 for the six months ended June 30, 2002 and net cash provided in investing activities was $13.9 million for the six months ended June 30, 2001. Cash used by investing activities for the six months ended June 30, 2002 was due to the purchase of property and equipment of $543,000.

     Net cash provided by financing activities was $9.6 million for the six months ended June 30, 2002 and $282,000 for the six months ended June 30, 2001. Cash provided by financing activities for the six months ended June 30, 2002 was due to $9.8 million from issuances of common stock.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 2002, we used cash in operating activities of $ 14.2 million. As of June 30, 2002, we had cash and cash equivalents of $10.7 million and its accumulated deficit was $ 168.8 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash.

     Our contract manufacturer has obtained or has on order substantial amounts of inventory to meet our revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill us for any excess component and finished goods inventory. We also have a non-cancelable purchase order with a major chip supplier for one of our critical components. As of June 30, 2002, the estimated purchase commitments and non-cancelable purchase orders to those companies is $3.8 million. We have lease commitments of $5.4 million for leases on 4 properties, which expire by September 30, 2007.

     As of June 30, 2002, we had $3,550,000 in restricted cash. This cash is comprised of three separate restricted cash items. We had a certificate of deposit for $3.0 million, this amount is not available to fund operations, as it secured a $3.0 million committed revolving line of credit that had been utilized at June 30, 2002. The company also has an irrevocable letter of credit of $500,000 that is used as collateral for the lease on the Newark, California facility and a $50,000 certificate of deposit that is used as security for our bank merchant account.

     We will from time to time review and may pursue additional financing opportunities. We will need to obtain additional funding during the next six months and we may seek to sell additional equity or debt securities or secure a bank line of credit. Currently, we have no other immediately available sources of liquidity. The sale of additional equity or other securities could result in additional dilution to our stockholders. Arrangements for additional financing may not be available in amounts or on terms acceptable to us, if at all.

     In July 2002 after careful consideration, we announced a restructuring plan intended to better align our operations with changing market conditions. We expect to reduce our operating cost structure through a 26 percent reduction of employees and other expense reductions.


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

     We have incurred significant losses since inception and expect that our net losses and negative cash flow from operations will continue for the foreseeable future. We incurred net losses of approximately $17.1 million in 1999, $43.3 million in 2000, $48.6 million in 2001 and $46.6 million in the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $168.8 million. To achieve profitability, we will need to generate and sustain substantially higher net revenue while maintaining reasonable cost and expense levels. We expect to continue to incur significant expenses for research and development, sales and marketing, customer support, and general and administrative expenses.

We may not have sufficient cash to continue operations for the next 12 months. If we are unable to reduce our expenses significantly and increase our revenues, or are unable to raise more capital, we may not have sufficient funds to continue operations at the current level, or at all.

     During the six months ended June 30, 2002, we used cash in operating activities of $14.2 million. As of June 30, 2002, we had cash and cash equivalents of $10.7 million and an accumulated deficit of $ 168.8 million. We may not have sufficient cash to continue operations for the next 12 months. If we are unable to reduce our expenses significantly and increase our revenues, or if we are unable to raise more capital, we may not have sufficient funds to continue operations at the current level, or at all.

We rely on a small number of telecommunications customers for substantial portions of our net revenue. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed.

     We derive almost all of our net revenue from direct sales to a small number of telecommunications customers and our indirect sales through Lucent Technologies, one of our original equipment manufacturers, or OEM, customers that sell and market our products. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed. Our three largest customers accounted for approximately 77% of our net revenue for the year ended December 31, 2001, specifically sales to Lucent Technologies, Nuvox Communications, and Advanced Telecom Group accounted for 44%, 21% and 12%, respectively. We expect that the telecommunications industry will continue to experience consolidation. If any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. In addition, if an OEM customer is acquired, we could lose that customer. For example, Intermedia Communications, one of our service provider customers, was acquired by MCI WorldCom, which has recently declared bankruptcy. Also, the ultimate business success of our direct service provider customers, our OEM customers and value added resellers, or VARs, and our indirect customers who purchase our products through an OEM customer and VARs, could affect the demand for our products. For example, Advanced Telecom Group, one of our largest customers, recently declared bankruptcy, and we are no longer shipping any product to them. In addition, any difficulty in collecting amounts due from one or more of our key customers could harm our operating results and financial condition. If any of these events occur, our net revenue could decline and our operating results and business could be harmed.

The difficulties experienced by many of our current and potential CLEC customers have had and are expected to continue to have an adverse effect on our business.

     To date, we have sold the majority of our products to competitive local exchange carrier, or CLEC, customers, either directly or through our OEM customers. CLECs have experienced extreme difficulties in obtaining financing for their businesses. As a result, CLECs have been forced to scale back their operations or terminate their operations. For example, two of our customers, MCI Worldcom and Advanced Telecom Group, recently filed for bankruptcy protection. If our customers become unable to pay for shipped products, we may be required to write-off significant amounts of our accounts receivable. Similarly, if our customers order products and then suspend or cancel the orders prior to shipping, we will not generate revenues from the products we build. In such circumstances, our inventories may increase and our expenses will increase. Further, we may incur substantially higher inventory carrying costs and excess inventory that could become obsolete over time. We expect that our business will continue to be significantly and negatively affected unless and until there is substantial improvement in the ability of CLECs to finance their businesses.

Since the telecommunications industry is characterized by large purchase orders placed on an irregular basis, it is difficult to accurately forecast the timing and size of orders. Accordingly, our net revenue and operating results may vary significantly and unexpectedly from quarter to quarter.

     We may receive purchase orders for significant dollar amounts on an irregular basis depending upon the timing of our customers' network deployment and sales and marketing efforts. Because orders we receive may have short lead times, we may not have sufficient inventory to fulfill these orders, and we may incur significant costs in attempting to expedite and fulfill these orders. In addition, orders expected in one quarter could shift to another because of the timing of our customers' purchase decisions and order reductions or cancellations. For example, under our OEM agreement with Lucent Technologies, Lucent has the right to delay previously placed orders for any reason. The time required for our customers to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results. Accordingly, our net revenue and operating results may vary significantly and unexpectedly from quarter to quarter.

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

     We currently provide forecasts of our demand to our contract manufacturer 12 months prior to scheduled delivery of products to our customers. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. VINA's contract manufacturer has obtained or has on order substantial amounts of inventory to meet our revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill us for any excess component and finished goods inventory. We also have a non-cancelable purchase order with a major chip supplier for one of our critical components. As of June 30, 2002, the estimated purchase commitments and non-cancelable purchase orders to those companies is $3.8 million. If we overestimate our manufacturing requirements, demand for our products are lower than forecasted, or a product in our manufacturing forecast becomes obsolete, our contract manufacturer may have purchased excess or obsolete inventory. For example, in March 2001 we expensed $1.8 million for excess inventory purchase commitments and in March 2002 we expensed $1.7 million for excess inventory. For those parts that are unique to our products, we could be required to pay for these excess or obsolete parts and recognize related inventory write-offs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments which could negatively affect our net revenue in such periods.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses, experience product returns and lost sales and be subject to product liability claims.

     Our products are highly technical and are designed to be deployed in very large and complex networks. While our products have been tested, because of their nature, they can only be fully tested when deployed in networks that generate high amounts of voice or data traffic. Because of our short operating history, some of our products have not yet been broadly deployed. Consequently, our customers may discover errors or defects in our products after they have been broadly deployed. For example, following deployment of our MBX product it was discovered that the our Multiservice Broadband Xchange, MBX failed to meet all of its specified applications. We then temporarily suspended deployment of the MBX. The MBX is now fully available to customers for all applications. There can be no assurance that additional defects or errors may not arise or be discovered in the future. In addition, our customers may use our products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. Any defects or errors in our products discovered in the future, or failures of our customers' networks, whether caused by our products or another vendor's products, could result in loss of customers or decrease in net revenue and market share.

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

     A significant portion of our net revenue is derived from sales to Lucent Technologies, one of our OEM customers. Our agreement with Lucent is not exclusive and does not contain minimum volume commitments. Lucent Technologies accounted for approximately 44% of our net revenue for the year ended December 31, 2001. Our OEM agreement with Lucent expires in May 2003, and we can give no assurances that we will be able to extend the term of our contract or enter into a new contract with Lucent. Lucent may terminate the agreement earlier upon 60 days' notice. At any time or after a short period of notice, Lucent could elect to cease marketing and selling our products. They may so elect for a number of reasons, including the acquisition by Lucent of one or more of our competitors or their technologies, or because one or more of our competitors introduces superior or more cost-effective products. In addition, we intend to develop and market new products that may compete directly with the products of Lucent, which may also harm our relationships with this customer. For example, our MBX product may compete with products offered by our OEM customers, including Lucent, which could adversely affect our relationship with that customer. Our existing relationship with Lucent could make it harder for us to establish similar relationships with Lucent's competitors. Any loss, reduction, delay or cancellation in expected sales to our OEM customers, the inability to extend our contract or enter into a new contract with Lucent on favorable terms, or our inability to establish similar relationships with new OEM customers in the future, would hurt our business and our ability to increase net revenue and could cause our quarterly results to fluctuate significantly.

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

     We do not have internal manufacturing capabilities and have generally relied primarily on a contract manufacturer to build our products. Effective April 1, 2001, we transferred primary manufacturing responsibility of our products from Flextronics International Limited to Benchmark Electronics. Under our agreement with Benchmark, Benchmark may cancel the contract on short notice and is not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our reliance on Benchmark involves a number of risks, including the lack of operating history between us and Benchmark, absence of control over our manufacturing capacity, the unavailability of, or interruptions in, access to process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. If our agreement or relationship with Benchmark is terminated, we will not have a primary manufacturing contract with any third party. We will have to immediately identify and qualify one or more acceptable alternative manufacturers, which could result in substantial manufacturing delays and cause us to incur significant costs. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would harm our ability to meet our scheduled product deliveries to our customers, harm our reputation and could cause the loss of existing or potential customers, any of which could seriously harm our business and operating results.

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

The competition for qualified personnel has been intense in our industry and in Northern California. If we are unable to attract and retain key personnel, we may not be able to sustain or grow our business.

     Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom would be difficult to replace. None of our officers or key employees is bound by an employment agreement for any specific term, and we do not have "key person" life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry and in Northern California, where there is a high concentration of established and emerging growth technology companies. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. Our Chief Executive Officer resigned April 1, 2002. W. Michael West, Chairman of the Board of Directors, has been appointed interim Chief Executive Officer. We are currently undertaking a search for a permanent Chief Executive Officer; however, we do not know when, or if, we will find a suitable candidate. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing shareholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals, which payments could harm our operating results. If we are not able to attract and retain the necessary personnel, we could face delays in developing our products and implementing our sales and marketing plans and we may not be able to grow our business.

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

     We believe that our existing OEM customers continuously evaluate whether to offer their own multiservice broadband access devices. If our OEM customers decide to internally design and sell their own multiservice broadband access devices, or acquire one or more of our competitors or their broadband access technologies, they could eliminate or substantially reduce their purchases of our products. One of our OEM customers, Lucent Technologies, accounted for approximately 44% of our net revenue for the year ended December 31, 2001. In addition, growth of our business may cause our OEM customers, including Lucent, to view us as greater competition. Our OEM relationships could also be harmed as we develop and market new products that may compete directly with the products of our OEM customer. For example, our MBX product may compete with products offered by Lucent, which could adversely affect our relationship with that customer. We cannot assure you that our OEM customers will continue to rely, or expand their reliance, on us as an external source of supply for their multiservice broadband access devices. Because we rely on one OEM customer for a substantial portion of our net revenue, a loss of sales to this OEM customer could seriously harm our business, financial condition and results of operations.

Because our industry is characterized by consolidation, we could potentially lose customers, which would harm our business.

     The markets in which we compete are characterized by increasing consolidation, as exemplified by the acquisitions of Sonoma Systems by Nortel Networks, Efficient Networks by Siemens and PairGain Technologies by ADC Telecommunications. We cannot predict how industry consolidation will affect our competitors and we may not be able to compete successfully in an increasingly consolidated industry.

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

Our stock has traded at or below $1.00 for more than 90 consecutive days, and as a result, our stock may be delisted from the Nasdaq National Market.

     Our common stock has recently traded at or below $1.00. In April 2002, we received notification from Nasdaq that for 30 consecutive days, our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq National Market. To return to compliance, the bid price of our common stock must have closed at or above $1.00 for at least 10 consecutive trading days by July 3, 2002, which it failed to do. On July 5, 2002 we received further notification from Nasdaq that we had failed to comply with the minimum bid price requirement for continued listing on the Nasdaq National Market and that our common stock was therefore subject to delisting from the Nasdaq
National Market. We have requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the delisting determination. Our common stock will continue to trade on the Nasdaq National Market pending the appeal, which is scheduled for August 22, 2002, and the Nasdaq Listing Qualifications Panel's final decision. If our stock is delisted from the Nasdaq National Market, our stockholders would find it more difficult to dispose of, and obtain, accurate quotations as to the market value of, their shares, and the market price of our stock would likely decline further.

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

     As of March 31, 2002, our directors, executive officers and their affiliated entities beneficially owned approximately 71.1% of our outstanding common stock after giving effect to the stockholders agreement executed by Jeffrey Drazan and certain entities affiliated with Sierra Ventures. These stockholders, if they acted together, could exert control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     VINA held its annual meeting of stockholders on June 6, 2002. At that meeting, two of our incumbent Class II directors were reelected to office by the following vote:


             Name                     Votes For                 Votes Withheld
             ----                     ---------                 --------------

    John F. Malone                    51,592,239                     72,804
    W. Michael West                   51,592,239                     72,804

     The stockholders also ratified the appointment of Deloitte & Touche LLP as independent auditors for VINA's current fiscal year, (with 51,542,327 votes for, 108,839 votes against, 13,877 votes abstaining and 0 broker non-votes).

     The stockholders also approved amendments to VINA's Restated Certificate of Incorporation to effect, alternatively, as determined by the Board of Directors in its discretion, a 1-for-4 reverse stock split, (with 51,273,183 votes for, 375,599 votes against, 16,260 votes abstaining and 0 broker non-vote), 1-for-5 reverse stock split (with 50,975,254 votes for, 665,505 votes against, 24,283 votes abstaining and 1 broker non-vote) or 1-for-6 reverse stock split of the issued and outstanding shares of VINA's common stock (with 50,954,357 votes for, 694,050 votes against, 16,635 votes abstaining and 1 broker non-vote).

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         VINA TECHNOLOGIES, INC.


Date:  August  19, 2002              By:   /s/ W. Michael West
                                          ----------------------
                                           W. Michael West
                                           Chief Executive Officer
                                           (Principal Executive Officer)

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