Form 10-Q
period 2002-09-30
VINA TECHNOLOGIES INC
filed 2002-11-13
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________


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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 62,070,636 as of September 30, 2002.

                             VINA TECHNOLOGIES, INC.


                                      INDEX

                                                                           Page
                                                                           ----

PART I:  FINANCIAL INFORMATION................................................3

 Item 1. Condensed Consolidated Financial Statements..........................3

         Condensed Consolidated Balance Sheets................................3
         Condensed Consolidated Statements of Operations......................4
         Condensed Consolidated Statements Of Cash Flows......................5
         Notes to Condensed Consolidated Financial Statements.................6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk..........29

PART II: OTHER INFORMATION...................................................31

 Item 1. Legal Proceedings...................................................31

 Item 2. Changes in Securities and Use of Proceeds...........................31

 Signatures..................................................................32

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                             VINA TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                   December 31,  September 30,
                                                                       2001          2002
                                                                       ----          ----
ASSETS
Current assets:
  Cash and cash equivalents ....................................... $  15,805    $   7,169
  Restricted cash .................................................       500        3,500
  Common stock subscription receivable ............................     9,589           --
  Accounts receivable, net ........................................     8,059        3,234
  Inventories .....................................................     5,733        3,687
  Prepaid expenses and other ......................................     1,562        2,924
                                                                    ---------    ---------
      Total current assets ........................................    41,248       20,514
Property and equipment, net .......................................     5,271        2,646
Other assets ......................................................       356          324
Acquired intangibles, net .........................................     5,663        1,510
Goodwill, net .....................................................    26,426           --
                                                                    ---------    ---------
      Total assets ................................................ $  78,964    $  24,994
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................................ $   7,798    $   3,895
  Accrued compensation and related benefits .......................     2,234        1,428
  Accrued warranty ................................................       696          503
  Other current liabilities .......................................     2,708        2,972
  Short-term debt .................................................        --        3,000
                                                                    ---------    ---------
      Total current liabilities ...................................    13,436       11,798

Stockholders' equity:
Convertible preferred stock; $0.0001 par value; 5,000,000 shares
authorized; none issued and outstanding ...........................        --           --
Common stock; $0.0001 per value; 125,000,000 shares authorized; shares outstanding: December 31, 2001, 62,013,759; September 30, 2002,
  62,070,636 ......................................................         6            6
  Additional paid-in capital ......................................   194,814      189,395
  Deferred stock compensation .....................................    (7,106)        (510)
  Accumulated deficit .............................................  (122,186)    (175,695)
                                                                    ---------    ---------
      Total stockholders' equity ..................................    65,528       13,196
                                                                    ---------    ---------
      Total liabilities and stockholders' equity .................. $  78,964    $  24,994
                                                                    =========    =========

            See notes to condensed consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                             Three Months Ended      Nine Months Ended
                                                                September 30,          September 30,
                                                                -------------          -------------

                                                               2001       2002        2001        2002
                                                               ----       ----        ----        ----

Net revenue ................................................$ 12,844    $  6,035    $ 35,755    $ 19,098
Cost of revenue
  (excluding stock-based compensation) .....................   7,799       3,555      23,115      13,841
                                                            --------    --------    --------    --------
Gross profit
  (excluding stock-based compensation) .....................   5,045       2,480      12,640       5,257
                                                            --------    --------    --------    --------
Costs and expenses:
  Research and development
    (excluding stock-based compensation) ...................   4,244       2,649      13,788      11,834
  Selling, general and administrative
    (excluding stock-based compensation) ...................   4,832       3,546      17,638      12,364
 Stock-based compensation* .................................      55       1,030       8,381       1,180
 Purchased process technology ..............................      --          --       5,081          --
 Amortization of intangible assets .........................   2,419         169       5,823         673
 Impairment of goodwill and intangible assets ..............      --         507          --      29,783
 Restructuring expenses
     (excluding stock-based compensation) ..................     991       1,536         991       3,111
                                                            --------    --------    --------    --------
      Total costs and expenses .............................  12,541       9,437      51,702      58,945
                                                            --------    --------    --------    --------
Loss from operations .......................................  (7,496)     (6,957)    (39,062)    (53,688)

Interest income, net .......................................     277          23       1,269         179
                                                            --------    --------    --------    --------
Net loss ...................................................($ 7,219)   ($ 6,934)   ($37,793)   ($53,509)
                                                            ========    ========    ========    ========

Net loss per share, basic and diluted ......................($  0.20)   ($  0.11)   ($  1.08)     ($0.87)
                                                            ========    ========    ========    ========
Shares used in computation, basic and diluted ..............  36,139      61,623      34,837      61,567
                                                            ========    ========    ========    ========


    __________________________________
    *  Stock-based compensation:
       Cost of revenue......................................$    219    $    234    $    833    $    519
       Research and development.............................     897         570       3,924       1,099
       Selling, general and administrative..................   1,508         988       6,193       1,871
       Restructuring benefit................................  (2,569)       (762)     (2,569)     (2,309)
                                                            --------    --------    --------    --------
                                                            $     55    $  1,030    $  8,381    $  1,180
                                                            ========    ========    ========    ========






            See notes to condensed consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                 Condensed Consolidated Statements Of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                          2001        2002
                                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................   $(37,793)   $(53,509)
  Reconciliation of net loss to net cash used in operating
    activities:
    Depreciation and amortization ...................................      7,182       2,302
    Disposal of property and equipment ..............................         --       1,603
    Impairment of goodwill and intangible assets ....................         --      29,783
    Stock-based compensation ........................................      8,381       1,180
    In-process research and development .............................      5,081          --
    Provision for inventory order commitment ........................      1,800       1,700

  Changes in operating assets and liabilities:
    Accounts receivable .............................................     (4,182)      4,825
    Inventories .....................................................     (4,426)        346
    Prepaid expenses and other ......................................        729      (1,362)
    Other assets ....................................................       (226)         32
    Accounts payable ................................................      1,345      (3,903)
    Accrued compensation and related benefits .......................     (1,218)       (806)
    Accrued warranty ................................................        106        (193)
    Other current liabilities .......................................       (616)        264
                                                                        --------    --------
     Net cash used in operating activities ..........................    (23,837)    (17,738)
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...............................       (983)       (608)
  Acquisition of business, net of cash acquired .....................       (454)         --
  Purchases of short-term investments ...............................     (1,050)         --
  Proceeds from sales/maturities of short-term investments ..........     37,261          --
                                                                        --------    --------
     Net cash provided by (used in) investing activities ............     34,774        (608)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short-term debt .........................         --       3,000
  Restricted cash ...................................................         --      (3,000)
  Proceeds from sale of common stock ................................      1,016       9,817
  Repurchase of common stock ........................................       (578)       (107)
                                                                        --------    --------
     Net cash provided by financing activities ......................        438       9,710
                                                                        --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .............................     11,375      (8,636)

CASH AND CASH EQUIVALENTS, Beginning of period ......................      7,740      15,805
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, End of period ............................   $ 19,115    $  7,169
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

Basis of Presentation -- The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter company accounts and transactions have been eliminated in consolidation. The accompanying interim financial information is un-audited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, such un-audited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three-months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

In this report, all references to "VINA" "we," "us," "our" or the "Company" mean VINA Technologies, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 2002, the Company used cash in operating activities of $17.7 million. As of September 30, 2002, the Company had cash and cash equivalents of $7.2 million and its accumulated deficit was $175.7 million. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash.

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

Comprehensive Loss - Comprehensive loss for the three and nine months ended September 30, 2001 was $7.3 million and $37.8 million respectively, and included $44,000 and $48,000, respectively, of net unrealized losses on available for sale investments. Comprehensive loss for the three and nine months ended September 30, 2002 was the same as net loss.

Recent Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. The Company adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, the Company has stopped the amortization of intangible assets with indefinite lives (goodwill, which includes the re-class of workforce-in-place) with a net carrying value of $27.3 million at December 31, 2001 and annual amortization of $8.8 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company evaluated goodwill under SFAS No. 142 upon adoption, on January 1, 2002, and determined that there was no impairment. However, in accordance with SFAS No. 142, the Company was required to reevaluate goodwill and other intangibles for impairment in March 2002 because events and circumstances changed that more likely than not would reduce the fair value of the reporting unit below its carrying amount (See Note 4).

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

In November 2001, consensus was reached by the Emerging Issues Task Force (EITF) on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-09 addresses the accounting consideration given by a vendor to a customer. The EITF is effective for the Company on January 1, 2002. The adoption of this statement will result in the reclassification of sales and marketing expenses to revenue in 2001 totaling $473,000. There were no amounts reclassified in the first quarter of 2001. In the second and third quarters of 2001, $146,000 and $166,000 respectively were reclassified as decreases to selling, general and administrative expenses and corresponding decreases to net revenue. The amount to be reclassified in the fourth quarter of 2001 is $161,000.

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

2. Inventories

     Inventories consist of the following (in thousands):

                                             December 31,   September 30,
                                               2001             2002
                                               ----             ----
         Raw materials and subassemblies...  $ 1,783         $  1,373
         Finished goods....................    3,950            2,314
                                             -------         --------
         Inventories.......................  $ 5,733         $  3,687
                                             =======         ========

3. Net loss per share

The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                              ------------------------------------------------------
                                                  2001           2002        2001          2002
                                                  ----           ----        ----          ----

Weighted average common shares
outstanding ..................................   37,133         62,043       36,051        62,105
Weighted average common shares outstanding
subject to repurchase ........................     (994)          (420)      (1,214)         (538)
                                                 ------         -------      ------        ------
Shares used in computation, basic and
diluted ......................................   36,139         61,623       34,837        61,567
                                                 ======         ======       ======        ======

During the three and nine months ended September 30, 2001 and 2002, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been anti-dilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at: September 30, 2001, 877,874 shares of common stock subject to repurchase and options to purchase 13,554,695 shares of common stock; September 30, 2002, 380,666 shares of common stock subject to repurchase and options to purchase 7,497,142 shares of common stock, and warrants to purchase 7,090,000 shares of common stock.

4. Goodwill and Intangible Assets

As we operate in one reportable segment, the design, development, marketing and sale of multi-service broadband access communications equipment, and have only one reporting unit, VINA consolidated, the measurement of the fair value for goodwill is our market capitalization. The deterioration of the telecom industry and the decline in our current product sales in the first quarter, were factors that required the Company to evaluate the fair value of the goodwill. Management evaluated the fair value of the Company as determined by its market capitalization against its carrying value, net assets, and determined that goodwill was impaired. In addition, under SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" we evaluated the intangible assets for impairment and determined a portion of the intangible assets were impaired. We recorded a $29.8 million impairment charge during the nine months ended

September 30, 2002. The amount was comprised of $27.3 million of goodwill, in the first quarter of 2002, and $2.0 million and $500,000 of intangible assets, in the first and third quarters of 2002, respectively.

Intangible assets consist of the following (in thousands):

                                      December 31, 2001                            September 30, 2002

                                      Gross                                Gross
                       Amortization   Carrying Accumulated                 Carrying Accumulated  Impairment
                       Period         Amount   Amortization   Net          Amount   Amortization Loss          Net
                       ----------------------------------------------------------------------------------------------
Core technology         4 years       $ 3,022  $   (630)   $ 2,392        $ 2,898   $   (935)    $ (1,963)          -
Current technology      4 years           310       (64)       246            310        (83)        (227)          -
Trade name              4 years           346       (73)       273            346        (73)        (273)          -
Intellectual property   4 years         1,859         -      1,859          1,859       (349)           -     $ 1,510
Workforce-in-place      3 years         1,236      (343)       893              -          -            -           -
                                    ---------------------------------------------------------------------------------
Total                                 $ 6,773  $ (1,110)   $ 5,663        $ 5,413   $ (1,440)    $ (2,463)    $ 1,510
                                    =================================================================================

All of VINA's intangible assets are subject to amortization except for workforce-in-place and tradename. Workforce in place was recorded as goodwill as of January 1, 2002.

Estimated future amortization expense is as follows (in thousands):

                                    Fiscal year                  Total
                                                                 -----
                  (Remaining three months) 2002                  $ 116
                                           2003                    465
                                           2004                    465
                                           2005                    464
                                                    ------------------
                             Total Amortization                $ 1,510
                                                    ==================

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

Balance as of January 1, 2002             $    27,319
Impairment loss                               (27,319)
                                          -----------
Balance as of September 30, 2002          $         -
                                          ===========

Had the provisions of FAS No. 142 been applied beginning on January 1, 2001 our net loss and net loss per share would have been as follows (in thousands except per share amounts):

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                              2001            2002          2001             2002
                                              ----            ----          ----             ----
Net loss as reported ..................... $(7,219)      $  (6,934)     $(37,793)         $(53,509)
Add back amortization:
    Goodwill .............................   2,086              --         5,047                --
    Workforce-in-place ...................     103              --           240                --
    Tradename ...........................       22              --            51                --


Adjusted net loss ........................ $(5,008)      $  (6,934)     $(32,455)         $(53,509)
                                           ==========================================================

EPS - basic and diluted, as reported ..... $ (0.20)      $   (0.11)     $  (1.08)         $  (0.87)
Goodwill, workforce-in-place and .........
tradename amortization ...................    0.06              --          0.15                --
                                           ----------------------------------------------------------
Adjusted EPS ............................. $ (0.14)      $   (0.11)     $  (0.93)         $  (0.87)
                                           ==========================================================

5.  Acquisition

On  February  27,  2001,  the  Company  completed  the  acquisition  of Woodwind
Communications Systems, Inc (Woodwind), a provider of voice-over-broadband network edge solutions. The acquisition was accounted for as a purchase. To acquire Woodwind, the Company paid $7.5 million in cash, issued 4.15 million shares of VINA common stock with a fair value of $39.5 million, and converted all outstanding Woodwind options into options to purchase 1.1 million of VINA common stock with a fair value of $2.6 million. In addition, the Company assumed certain operating assets and liabilities of Woodwind and incurred acquisition expenses of $726,000. In connection with the acquisition, the Company recorded $43.6 million of goodwill and intangible assets, which were amortized over useful lives of three to four years. As described in note 5, the outstanding balance of the intangible assets is $1.5 million as of September 30, 2002. The Company also recorded a one-time charge of $5.1 million in 2001 for purchased in-process technology.

Pro Forma Financial Results

The following selected unaudited pro forma combined results of operations for the nine months ended September 30, 2001 of the Company and Woodwind have been prepared assuming that the acquisition occurred at the beginning of the periods presented. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                    Nine Months Ended
                                                      September 30,
                                                          2001
                                                          ----
Net revenue                                            $ 35,757
Net loss                                               ($37,491)
Net loss per share                                       ($1.05)
Shares used in calculation of net loss per share         35,728

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill and deferred stock compensation associated with the acquisition. The $5.1 million charge for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.

6. Restructuring

During April and July 2002, the Company announced and completed restructuring plans intended to better align its operations with the changing market conditions. The plans was designed to prioritize VINA's growth areas of business, focus on profit contribution and reduce expenses. The restructurings includes a workforce reduction and other operating reorganizations. As a result of the restructuring efforts, the Company reduced its workforce by approximately 23% and 26% in April and July 2002, respectively.

A summary of the restructuring accrual as of September 30, 2002 were as follows (in thousands):

                                                  Stock
                                Workforce     Compensation     Abandonment of      Capital
                                Reductions       Benefit         Facilities       Equipment    Total
                                ---------------------------------------------------------------------
2001 remaining provision        $    46         $     -         $    -           $     -       $   46
April 2002 provision                835          (1,547)           400               340           28
July 2002 provision                 602            (762)            35               945          820
Net provision utilized           (1,483)          2,309           (102)           (1,285)        (561)
                                ---------------------------------------------------------------------
Balance at September 30, 2002   $     0         $     0         $  333            $    0          333
                                =====================================================================

Workforce reduction - These restructuring programs resulted in the reduction of 80 employees across all functions (43 in April of 2002 and 37 in July 2002). As of September 30, 2002, we have disbursed the total amount related to the 2002 severance, $1,437,000, and have reversed $46,000 pertaining to the remaining balance from the 2001 workforce reduction.

Stock compensation benefit - In connection with the April workforce reduction, the Company recorded a net benefit of $ 1,547,000. This net benefit resulted from a $1,577,000 benefit for the reversal of prior period estimated stock compensation expense on forfeited stock options offset by $30,000 of stock compensation expense resulting from the acceleration of unvested stock options in accordance with employee separation agreements. The July workforce reduction resulted in a benefit of $762,000 for the reversal of prior period estimated stock compensation expense on forfeited stock options.

Abandonment of facilities - Part of the restructuring included the closure of our engineering facilities in Maryland and Texas in April 2002 and July 2002, respectively. The remaining balance of $333,000 related to abandonment of facilities will be disbursed over the term of the remaining leases ending in 2004.

Capital equipment - As a result of the closing of our Maryland and Texas facilities and our reductions in headcount, we determined that we had excess capital equipment with total book values substantially less than marketable value. We finalized the dispositions in September of 2002.

7. 2002 Stock Option Exchange Program

In May 2002, our Board of Directors approved a Stock Option Exchange Program. Under this program, eligible employees may elect to exchange certain outstanding stock option grant with an exercise price greater than or equal to $1.00 for a new option to purchase the same number of shares of VINA Technologies Inc. common stock. The replacement option will be issued at least six months and one day after the cancellation date. The new options will be issued from VINA Technologies, Inc. 2000 Stock Option Plan and will be non-statutory stock options. The individuals participating in this program must be employees of VINA Technologies, Inc. on the replacement grant date to be eligible to receive the new stock options. No consideration for the canceled stock options will be provided to individuals terminating employment prior to the replacement grant date. The new option will have an exercise price equal to VINA Technologies Inc. common stock's closing price on the date prior to the replacement grant. The new stock options will vest on the same schedule as the canceled options. At the expiration date of this program, August 15, 2002, the Company had accepted for exchange options to purchase 2,692,082 shares of common stock, representing approximately 38% of the options that were eligible to be tendered.

8. Commitments and Contingencies

Our contract manufacturer has obtained or has on order substantial amounts of inventory to meet our revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill us for any excess component and finished goods inventory. We also have a non-cancelable purchase order with a major chip supplier for one of our critical components. As of September 30, 2002, the estimated purchase commitments and non-cancelable purchase orders to those companies is $3.0 million. In August 2002, VINA placed $1.0 million on deposit with our contract manufacturer as security against these purchase commitments.

As of September 30, 2002, we had $3,500,000 in restricted cash. This cash is comprised of two separate restricted cash items. We had a certificate of deposit for $3.0 million, this amount is not available to fund operations, as it secured a $3.0 million committed revolving line of credit that had been utilized at September 30, 2002. We also have an irrevocable letter of credit of $500,000 that is used as collateral for the lease on the Newark, California facility.

As of September 30, 2002, we have lease commitments of $5.0 million for leases on four properties, which expire by September 30, 2007.

The high technology and telecommunications industry in which we operate is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. We are not a party to any such litigation; however any such litigation in the future could have a material adverse effect on our consolidated operations and cash flows.

9. Short-term Debt

As of September 30, 2002, we had $3.0 million in short-term debt. This debt is a $3.0 million committed revolving line of credit. This debt was secured by a certificate of deposit for $3.0 million (see note 10).

10. Subsequent Events

As of September 30, 2002, we had a certificate of deposit for $3.0 million that secured a $3.0 million committed revolving line of credit. In October 2002, the Company remitted full payment for the $3.0 million revolving line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this report the words "may," "will," "could" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses, expected cash flows, expected expenses, expected capital expenditures, expected deferred stock compensation, the extent of fluctuations in gross margins, the adequacy of capital resources, growth in operations, the ability to integrate companies and operations that we may acquire, expected reduction of operation costs, our ability to reach a cash flow break-even position, our strategy with regard to protecting our proprietary technology, the ability to compete and respond to rapid technological change, the extent to which we can develop new products, expected customer concentration, ability to execute our business plan, the ability to identify and resolve software issues and related applications deficiencies of our Multiservice Broadband Exchange
(MBX) product and the market acceptance of the MBX products, the extent to which we can maintain relationships with vendors of emerging technologies, the extent to which and at what rate demand for our services increases, the extent to which the telecommunications industry experiences consolidation, our ability to expand our international operations and enter into new markets, the extent to which we and our ability to actively participate in marketing, business development and other programs, the extent to which we can expand our field sales operations and customer support organizations and build our infrastructure, the extent we can build market awareness of our company and our products, and the performance and utility of products and services.

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

Recent Developments

     As of September 30, 2002, we had a certificate of deposit for $3.0 million that secured a $3.0 million committed revolving line of credit. In October 2002, we remitted full payment for the $3.0 million revolving line of credit.

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

     From our inception in June 1996 through February 1997, our operating activities related primarily to developing and testing prototype products, commencing the staffing of our sales and customer service organizations and
establishing   relationships   with  our   customers.   We  began  shipping  our
Multi-service Integrator-300 product family in March 1997, our Multiservice Xchange product in May 1999, our eLink product family in November 2000, and our MBX product in September 2001. Since inception, we have incurred significant losses, and as of September 30, 2002, we had an accumulated deficit of $175.7 million.

     We market and sell our products and services directly to communications service providers and through OEM customers and value-added resellers, or VARs. Our customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of our historical net revenue. Our three largest customers accounted for approximately 73% of our net revenue for the nine months ended September 30, 2002. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to experience significant customer concentration for the foreseeable future. To date, international sales have not been significant.
International sales have been denominated primarily in U.S. dollars and, accordingly, we have not been exposed to significant fluctuations in foreign currency exchange rates.

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

     We expect our gross margin to be affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, inventory obsolescence, costs of components and sub-assemblies, costs from our contract manufacturers and the mix of products or system configurations sold.
Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Currently, we derive a significant portion of our revenue from sales made to our OEM customer. A significant increase in revenue to these OEM customer would adversely reduce our gross margin percentage.

     Research and development expenses consist primarily of personnel and related costs, consulting expenses and prototype costs related to the design, development, testing and enhancement of our multi-service broadband access products, and excludes amortization of deferred stock compensation. We expense all of our research and development expenses as incurred.

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

     Valuation and Impairment of Goodwill and Other Acquisition Related Intangible Assets - We operate in one reportable segment, the design, development, marketing and sale of multi-service broadband access communications equipment, and have only one reporting unit, VINA consolidated, therefore, our measurement of the fair value for goodwill of our company is it's market capitalization. We evaluate the fair value of our company as determined by its market capitalization against its carrying value, net assets to evaluate if any impairment has occurred in the balance of the goodwill and intangible assets.

Results of Operations

     Three and Nine Months Ended September 30, 2002 and 2001

     Net revenue. Net revenue decreased to $19.1 million for the nine months ended September 30, 2002 from $35.8 million for the nine months ended September 30, 2001. Net revenue decreased to $6.0 million for the three months ended September 30, 2002 from $12.8 million for the three months ended September 30, 2001. These decreases in net revenue are primarily due to decreased unit sales to existing customers and lower average selling prices on our Integrator-300 and eLink products.

     Cost of revenue. Cost of revenue including stock-based compensation decreased to $14.4 million for the nine months ended September 30, 2002 from $23.9 million for the nine months ended September 30, 2001 and decreased to $3.8 million for the three months ended September 30, 2002 from $8.0 million for the three months ended September 30, 2001. These decreases were the result of lower direct material costs from lower unit sales for three and nine, month periods ended September 30, 2002. Gross profit including stock-based compensation decreased to $4.7 million for the nine months ended September 30, 2002 from $11.8 million for the nine months ended September 30, 2001. Gross profit including stock-based compensation decreased to $2.2 million for the three months ended September 30, 2002 from $4.8 million for the three months ended September 30, 2001. These decreases were the result of lower revenue for the nine and three month periods ended September 30, 2002. Gross profit including stock-based compensation as a percentage of net revenue decreased to 25% for the nine months ended September 30, 2002 from 33% for the nine months ended September 30, 2001. Gross profit including stock-based compensation as a percentage of net revenue decreased to 37% for the three months ended September 30, 2002 from 38% for the three months ended September 30, 2001. These decreases were the result of lower revenue for the nine and three month periods ended September 30, 2002, which caused fixed overhead costs to be a higher percentage of cost in the period as well as decreased average selling prices on our Integrator-300 and eLink products.

     Research and development expenses. Research and development expenses including stock-based compensation decreased to $12.9 million for the nine months ended September 30, 2002, from $17.7 million for the nine months ended September 30, 2001 and also decreased to $3.2 million for the three months ended September 30, 2002 from $5.1 million for the three months ended September 30, 2001. The decreases in absolute dollar amounts were primarily a result of decreases in stock-based compensation expense of $2.8 million for the nine month period and $327,000 for the three month period and other decreased personnel and consulting costs. Research and development expenses including stock-based compensation as a percentage of net revenue increased to 68% in the first nine months of 2002 from 50% in the first nine months of 2001, and to 53% for the three months ended September 30, 2002 from 40% for the three months ended September 30, 2001 as our revenue decreased at a faster rate than research and development expenses.

     Selling, general and administrative expenses. Selling, general and administrative expenses including stock-based compensation decreased to $14.2 million for the nine months ended September 30, 2002 from $23.8 million for the nine months ended September 30, 2001 and decreased to $4.5 million for the three months ended September 30, 2002 from $6.3 million for the three months ended September 30, 2001. These decreases were primarily attributable a decrease in stock-based compensation expense of $4.0 million for the nine month period and $520,000 for the three month period and other decreased personnel, consulting and professional costs. Selling, general and administrative expenses including stock-based compensation as a percentage of net revenue increased to 75% for the first nine months of 2002 from 67% for the first nine months of 2001 and to 75% for the three months ended September 30, 2002 from 49% for the three months ended September 30, 2001, as our revenue decreased at a faster rate than selling, general and administrative expenses.

     Stock-based compensation. Stock-based compensation expense decreased to $1.2 million for the nine months ended September 30, 2002 from $8.4 million for the nine months ended September 30, 2001. The decrease is due primarily to our use of the multiple option award approach for the amortizing deferred stock compensation, which resulted in accelerated amortization. Stock-based compensation expense for the three months ended September 30, 2002 was $1.0 million as compared to a stock compensation expense of $55,000 for the three months ended September 30, 2001. This increase was primarily due to the higher restructuring benefit in the three months ended September 30, 2001, offset slightly by higher amortization of stock-based compensation in the three months ending September 30, 2001.

     Goodwill and intangible assets. As VINA operates in one reportable segment, the design, development, marketing and sale of multi-service broadband access communications equipment, and has only one reporting unit, VINA consolidated, the measurement of the fair value for our goodwill is our market capitalization. The deterioration of the telecom industry and the decline in our current product sales in the first quarter of 2002 required us to evaluate the fair value of the company's goodwill. We evaluated the fair value of our company as determined by our market capitalization against our carrying value, net assets, and determined that goodwill was impaired. In addition, under SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" we evaluated our intangible assets for impairment and determined a portion of the intangible assets were impaired. As a result, we recorded a $29.8 million impairment charge during the nine months ended September 30, 2002. The amount was comprised of $27.3 million of goodwill, in the first quarter of 2002, and $2.0 million and $500,000 of intangible assets, in the first and third quarters of 2002, respectively.

     Restructuring expenses. Restructuring expenses, excluding the impact of stock-based compensation, of $1.5 million and $3.1 million for the three and nine months ended September 30, 2002 resulted primarily from severance and outplacement costs, abandonment of facilities costs and excess capital equipment costs associated with the workforce reduction plans in the second and third quarters of 2002. Including the impact of stock-based compensation, we recorded a net restructuring charge of $774,000 and $802,000 for the three and nine months ended September 30, 2002. As of September 30, 2002, we made $1.4 million in severance and $102,000 in abandonment of facilities payments. The remaining balance of $333,000 related abandonment of facilities will be disbursed over the term of the remaining leases ending in 2004.

     Interest income, net. Interest income, net for the nine months ended September 30, 2002 decreased to $179,000 from $1.3 million for the nine months ended September 30, 2001. Interest income, net for the three months ended September 30, 2002 decreased to $23,000 from $277,000 for the three months ended September 30, 2001. These decreases were primarily attributable to interest earned on lower average cash balances throughout the relevant period.

Liquidity and Capital Resources

     Net cash used in operating activities for the nine months ended September 30, 2002 was $17.7 million and $23.8 million for the nine months ended September 30, 2001. Cash used in operating activities for the nine months ended September 30, 2002 resulted primarily from the net loss from operations of $53.5 million, an increase in other assets, a decrease in accounts payable and other accruals of $1.4 million and $4.6 million, respectively, off-set by a net decrease in accounts receivable of $4.8 million and non-cash activities including depreciation, disposal, and amortization of fixed assets, goodwill and intangible assets of $3.9 million, an inventory commitment purchase charge of $1.7 million, and a write down of goodwill and intangible assets due to impairment of $29.8 million.

     Net cash used by investing activities was $608,000 for the nine months ended September 30, 2002 and net cash provided in investing activities was $34.8 million for the nine months ended September 30, 2001. Cash used by investing activities for the nine months ended September 30, 2002 was due to the purchase of property and equipment of $608,000.

     Net cash provided by financing activities was $9.7 million for the nine months ended September 30, 2002 and $438,000 for the nine months ended September 30, 2001. Cash provided by financing activities for the nine months ended September 30, 2002 was primarily due to $9.8 million from issuances of common stock.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 2002, we used cash in operating activities of $17.7 million. As of September 30, 2002, we had cash and cash equivalents of $7.2 million and our accumulated deficit was $175.7 million. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time. We have implemented, and are continuing to pursue, aggressive cost cutting programs in order to preserve available cash.

     Our contract manufacturer has obtained or has on order substantial amounts of inventory to meet our revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill us for any excess component and finished goods inventory. We also have a non-cancelable purchase order with a major chip supplier for one of our critical components. As of September 30, 2002, the estimated purchase commitments and non-cancelable purchase orders to those companies is $3.0 million. In August 2002, VINA placed $1.0 million on deposit with our contract manufacturer as security against these purchase commitments.

     As of September 30, 2002, we had $3,500,000 in restricted cash. This cash is comprised of two separate restricted cash items. We had a certificate of deposit for $3.0 million, this amount is not available to fund operations, as it secured a $3.0 million committed revolving line of credit that had been utilized at September 30, 2002. We also have an irrevocable letter of credit of $500,000 that is used as collateral for the lease on the Newark, California facility.

     As of September 30, 2002, we have lease commitments of $5.0 million for leases on four properties, which expire by September 30, 2007.

     We will need to obtain additional funding during the next six months. We will from time to time review and may pursue additional financing opportunities, including sales of additional equity or debt securities or securing a bank line of credit. Currently, we have no other immediately available sources of liquidity. The sale of additional equity or other securities could result in additional dilution to our stockholders. Arrangements for additional financing may not be available in amounts or on terms acceptable to us, if at all.
Further, our recent transfer from the Nasdaq National Market to the Nasdaq SmallCap Market may make it even more difficult for us to raise funds.


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

                          Risks Related To Our Business

We will need to obtain additional funding during the next six months. If we are unable to reduce our expenses significantly and increase our revenues, or are unable to raise more capital, we may not have sufficient funds to continue operations at the current level, or at all.

     During the nine months ended September 30, 2002, we used cash in operating activities of $17.7 million. As of September 30, 2002, we had cash and cash equivalents of $7.2 million and an accumulated deficit of $175.7 million. We will need to obtain additional funding during the next six months. Our recent move from the Nasdaq National Market to the Nasdaq SmallCap Market may make it even more difficult for us to raise funds. If we are unable to reduce our expenses significantly and increase our revenues, or if we are unable to raise more capital, we may not have sufficient funds to continue operations.

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

     We have incurred significant losses since inception and expect that our net losses and negative cash flow from operations will continue for the foreseeable future. We incurred net losses of approximately $17.1 million in 1999, $43.3 million in 2000, $48.6 million in 2001 and $53.5 million in the nine months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $175.7 million. To achieve profitability, we will need to generate and sustain substantially higher net revenue while maintaining reasonable cost and expense levels. We expect to continue to incur significant expenses for research and development, sales and marketing, customer support, and general and administrative expenses.

We rely on a small number of telecommunications customers for substantial portions of our net revenue. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed.

     We derive almost all of our net revenue from direct sales to a small number of telecommunications customers and our indirect sales through Lucent Technologies, one of our original equipment manufacturers, or OEM, customers that sell and market our products. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue could decline and our operating results and business could be harmed. Our three largest customers accounted for approximately 73% of our net revenue for the nine months ended September 30, 2002. We expect that the telecommunications industry will continue to experience consolidation. If any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. In addition, if an OEM customer is acquired, we could lose that customer. Also, the ultimate business success of our direct service provider customers, our OEM customers and value added resellers, or VARs, and our indirect customers who purchase our products through an OEM customer and VARs, could affect the demand for our products. For example, Advanced Telecom Group, one of our largest customers, recently declared bankruptcy, and we are no longer shipping any product to them. In addition, any difficulty in collecting amounts due from one or more of our key customers could harm our operating results and financial condition. If any of these events occur, our net revenue could decline and our operating results and business could be harmed.

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

     Our ability to increase net revenue will depend significantly on whether we are able to anticipate or adapt to rapid technological innovation in the telecommunications industry and to offer, on a timely and cost-effective basis, products that meet changing customer demands and industry standards. If the standards we adopted are different from those we have chosen to support, market acceptance of our products may be significantly reduced or delayed.

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

     The development of new or enhanced products is a complex and uncertain process. We, and our OEM customers have in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we expected to begin shipment of our MBX product in the second quarter of 2001, but the schedule for these shipments was delayed to the third quarter of 2001 because of continued development issues and then suspended temporarily due to the MBX's failure to meet all of its specified applications. Development costs and expenses are incurred before we generate any net revenue from sales of products resulting from these efforts. We intend to continue to incur substantial research and development expenses, which could have a negative impact on our earnings in future periods.

If we do not predict our manufacturing requirements accurately, we could incur additional costs and suffer manufacturing delays.

     We currently provide forecasts of our demand to our contract manufacturer 12 months prior to scheduled delivery of products to our customers. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. VINA's contract manufacturer has obtained or has on order substantial amounts of inventory to meet our revenue forecasts. VINA's contract manufacturer limits inventory purchases within their parameters of risk. These limits could cause shortages or long-lead item delays, which could affect our abiilty to ship product effectively. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill us for any excess component and finished goods inventory. We also have a non-cancelable purchase order with a major chip supplier for one of our critical components. As of September 30, 2002, the estimated purchase commitments and non-cancelable purchase orders to those companies is $3.0 million. In August 2002, VINA placed $1.0 million on deposit with our contract manufacturer as security against these purchase commitments. If we overestimate our manufacturing requirements, demand for our products are lower than forecasted, or a product in our manufacturing forecast becomes obsolete, our contract manufacturer may have purchased excess or obsolete inventory. For example, in March 2001 we expensed $1.8 million for excess inventory purchase commitments and in March 2002 we expensed $1.7 million for excess inventory. For those parts that are unique to our products, we could be required to pay for these excess or obsolete parts and recognize related inventory write-offs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments, which could negatively affect our net revenue in such periods.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses, experience product returns and lost sales and be subject to product liability claims.

     Our products are highly technical and designed to be deployed in very large and complex networks. While our products have been tested, because of their nature, they can only be fully tested when deployed in networks that generate high amounts of voice or data traffic. Because of our short operating history, some of our products have not yet been broadly deployed. Consequently, our customers may discover errors or defects in our products after they have been broadly deployed. For example, following deployment of our MBX, products it was discovered that the MBX failed to meet all of its specified applications. We then temporarily suspended deployment of the MBX. The MBX is now fully available to customers for all applications, and we are currently working on enhancing the MBX to make it easier to install and use. There can be no assurance that additional defects or errors may not arise or be discovered in the future. In addition, our customers may use our products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. Any defects or errors in our products discovered in the future, or failures of our customers' networks, whether caused by our products or another vendor's products, could result in loss of customers or decrease in net revenue and market share.

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

     We do not have internal manufacturing capabilities and have generally relied primarily on a contract manufacturer to build our products. Currently, our primary contract manufacturer is Benchmark Electronics. Under our agreement with Benchmark, Benchmark may cancel the contract on short notice and is not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our reliance on Benchmark involves a number of risks, including the lack of operating history between us and Benchmark, absence of control over our manufacturing capacity, the unavailability of, or interruptions in, access to process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. If our agreement or relationship with Benchmark is terminated, we will not have a primary manufacturing contract with any third party. We will have to immediately identify and qualify one or more acceptable alternative manufacturers, which could result in substantial manufacturing delays and cause us to incur significant costs. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would harm our ability to meet our scheduled product deliveries to our customers, harm our reputation and could cause the loss of existing or potential customers, any of which could seriously harm our business and operating results.

We depend on sole source and limited source suppliers for key components. If we are unable to buy components on a timely basis, we will not be able to deliver our products to our customers on time which could cause us to lose customers. If we purchase excess components to reduce this risk, we may incur significant inventory costs.

     We obtain several of the key components used in our products, including interface circuits, enclosure, microprocessors, digital signal processors, digital subscriber line modules and flash memory, from single or sole sources of supply. We have encountered, and expect in the future to encounter, difficulty in obtaining these components from our suppliers. We purchase most components on a purchase order basis and we do not have guaranteed supply arrangements with most of our key suppliers. Financial or other difficulties faced by our suppliers or significant changes in demand for these components could limit the availability of these components to us at acceptable prices and on a timely basis, if at all. Any interruption or delay in the supply of any of these components, or our inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would limit our ability to meet scheduled product deliveries to our customers or force us to reengineer our products, which may hurt our gross margins and our ability to deliver products on a timely basis, if at all. A substantial period of time could be required before we would begin receiving adequate supplies from alternative suppliers, if available. In addition, qualifying additional suppliers is time consuming and expensive and exposes us to potential supplier production difficulties or quality variations.

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

     Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom would be difficult to replace. None of our officers or key employees is bound by an employment agreement for any specific term, and we do not have "key person" life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry and in Northern California, where there is a high concentration of established and emerging growth technology companies. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. Our Chief Executive Officer resigned April 1, 2002. W. Michael West, Chairman of the Board of Directors, has been appointed interim Chief Executive Officer. We are currently undertaking a search for a permanent Chief Executive Officer; however, we do not know when, or if, we will find a suitable candidate. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing shareholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals. These payments could harm our operating results. If we are not able to attract and retain the necessary personnel, we could face delays in developing our products and implementing our sales and marketing plans and we may not be able to grow our business.

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

The telecommunications market is becoming increasingly global. While we plan to expand internationally, we have limited experience operating in international markets. In our efforts to expand internationally, we could become subject to new risks, which could hamper our ability to establish and manage our international operations.

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

     The market for multiservice broadband access products is highly competitive. We compete directly with numerous companies, including Adtran, Alcatel, Carrier Access, Cisco Systems, Lucent Technologies, Siemens, Zhone Technologies and Polycom. Many of our current and potential competitors have longer operating histories, greater name recognition, significantly greater selling and marketing, technical, manufacturing, financial, customer support, professional services and other resources, including vendor-sponsored financing programs. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products to leverage their customer bases and broaden product offerings to gain market share. In addition, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that compete with our products or even render our products obsolete. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing or new competitors. In addition, due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter our markets and further intensify competition.

     We believe that our existing OEM customers continuously evaluate whether to offer their own multiservice broadband access devices. If our OEM customers decide to internally design and sell their own multiservice broadband access devices, or acquire one or more of our competitors or their broadband access technologies, they could eliminate or substantially reduce their purchases of our products. One of our OEM customers, Lucent Technologies, accounted for approximately 20% of our net revenue for the nine months ended September 30, 2002. In addition, growth of our business may cause our OEM customers, including Lucent, to view us as greater competition. Our OEM relationships could also be harmed as we develop and market new products that may compete directly with the products of our OEM customer. For example, our MBX product may compete with products offered by Lucent, which could adversely affect our relationship with that customer. We cannot assure you that our OEM customers will continue to rely, or expand their reliance, on us as an external source of supply for their multiservice broadband access devices. Because we rely on one OEM customer for a substantial portion of our net revenue, a loss of sales to this OEM customer could seriously harm our business, financial condition and results of operations.

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

     The markets for our products are characterized by a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. Our customers may require our products to comply with various standards, including those promulgated by the Federal Communications Commission, or FCC, standards established by Underwriters Laboratories and Telcordia Technologies or proprietary standards promoted by our competitors. In addition, our key competitors may establish proprietary standards that they might not make available to us. As a result, we may not be able to achieve compatibility with their products. Internationally, we may also be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union.

Our customers are subject to government regulation, and changes in current or future laws or regulations that negatively impact our customers could harm our business.

     The jurisdiction of the FCC extends to the entire communications industry, including our customers. Future FCC regulations affecting the broadband access industry, our customers or their service offerings may harm our business. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into markets or affect the prices that they are able to charge. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. If our customers are hurt by; laws or regulations regarding; their business, products or service offerings, demand for our products may decrease.

                Additional Risks That May Affect Our Stock Price

Because our stock has traded at or below $1.00 for more an extended period of time, we transferred the listing of our stock from the Nasdaq National Market to the Nasdaq SmallCap Market. However, if our stock continues to trade below $1.00, our stock may be subject to delisting from the Nasdaq SmallCap Market.

     Our common stock has recently traded at or below $1.00 and was subject to delisting from the Nasdaq National Market. After an oral hearing before the Nasdaq Listing Qualifications Panel, on September 20, 2002, the listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. Similar to the requirements of the Nasdaq National Market, one of the continued listing requirements for the Nasdaq SmallCap Market is the $1.00 minimum bid price requirement. On October 2, 2002, Nasdaq granted us a 180-day grace period, until March 30, 2003, to meet the $1.00 minimum bid price requirement. If shares of our common stock do not meet the minimum $1.00 per share closing bid price requirement on or before March 30, 2003, our stock could be delisted from the Nasdaq Stock Market. If our stock is delisted from the Nasdaq Stock Market, our stockholders would find it more difficult to dispose of, and obtain, accurate quotations as to the market value of, their shares, and the market price of our stock would likely decline further.

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

We may not have sufficient funds to continue operations for the next 12 months. We will need to obtain additional funding during the next six months, but the availability of additional financing is uncertain. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations or at least to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, which could negatively impact our product development and sales.

     In the quarter ended December 31, 2001 we sold 22,150,369 shares of our common stock and warrants to purchase 7,090,000 shares of our common stock for approximately $14.2 million. If our capital requirements vary significantly from those currently planned, we may require additional financing sooner than anticipated. We anticipate that we will need to obtain additional funding during the next six months. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. In addition, holders of these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities would have rights, preferences and privileges senior to holders of common stock. The terms of these securities could also impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. Our recent move from the Nasdaq National Market to the Nasdaq SmallCap Market may make it more difficult for us to raise funds. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations or at least to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, which could negatively impact our product development and sales.

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

Many  corporate  actions  would  be  controlled  by;  officers,   directors  and
affiliated entities, if they acted together, regardless of the desire of other investors to pursue an alternative course of action.

     As of September 30, 2002, our directors, executive officers and their affiliated entities beneficially owned approximately 63.5% of our outstanding common stock after giving effect to the stockholders agreement executed by Jeffrey Drazan and certain entities affiliated with Sierra Ventures. These stockholders, if they acted together, could exert control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

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

     Provisions in our restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

     o the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;
     o the ability of the board of directors to alter our bylaws without obtaining stockholder approval;
     o    the establishment of a classified board of directors;
     o the ability of the board ofdirectors to issue, without stockholder approval, up to five million shares of preferred stock with terms set by the board of directors which rights could be senior to those of common stock; and
     o the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to financial market risks related to interest rates and foreign currency exchange rates. Our investments in commercial paper and debt obligations are subject to interest rate risk, but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value as of December 31, 2001 or at September 30, 2002. To date, our international sales have been denominated primarily in U.S. dollars, and accordingly, a hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations. The functional currency of our subsidiary in the United Kingdom is the U.S. dollar and as the local accounts are maintained in British pounds, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Of the net proceeds approximately $7.5 million was used towards partial consideration of the purchase of Woodwind Communications Systems, Inc. and the remainder was used towards operating expenses of the business.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              VINA TECHNOLOGIES, INC.


Date:  November 13, 2002              By:  /s/ W. Michael West
                                           --------------------------------
                                           W. Michael West
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:  November 13, 2002              By:   /s/ Stanley E. Kazmierczak
                                           --------------------------------
                                           Stanley E. Kazmierczak
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

CERTIFICATIONS

     I, W. Michael West, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of VINA Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002

By:  /s/ W. Michael West
     ---------------------------
     W. Michael West
     Chief Executive Officer

     I, Stanley E. Kazmierczak, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of VINA Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 13, 2002

By:  /s/ Stanley E. Kazmierczak
     ----------------------------------
     Stanley E. Kazmierczak
     Chief Financial Officer