Form 10-K
period 2002-12-31
VINA TECHNOLOGIES INC
filed 2003-03-17
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq SmallCap Market on June 28, 2002) was approximately $5,435,329.

     As of March 6, 2003, there were 62,189,930 shares of Common Stock, $0.0001 per share par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2003 Annual Meeting of Stockholders.

                             VINA TECHNOLOGIES, INC.
                                TABLE OF CONTENTS



PART I..............................................................................................3
 Item 1. Business...................................................................................3
 Item 2. Properties................................................................................11
 Item 3. Legal Proceedings.........................................................................11
 Item 4. Submission of Matters to a Vote of Security Holders.......................................11
PART II............................................................................................13
 Item 5. Market Registrant's Common Equity and Related Stockholder Matters.........................13
 Item 6. Selected Consolidated Financial Data......................................................14
 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.....15
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk...............................32
 Item 8. Consolidated Financial Statements.........................................................33
 Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure......55
PART III...........................................................................................55
 Item 10. Directors and Executive Officers of the Registrant.......................................55
 Item 11. Executive Compensation...................................................................56
 Item 12. Security Ownership of Certain Beneficial Owners and Management...........................56
 Item 13. Certain Relationships and Related Transactions...........................................56
PART IV............................................................................................56
 Item 14. Controls and Procedures..................................................................56
 Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................56
    Signatures.....................................................................................59
    Certifications.................................................................................60

                                     PART I

Item 1. Business

     When used in this report the words "may," "will," "could" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses, expected decline in product orders, expected cash flows, expected expenses, expected capital expenditures, expected deferred stock compensation, the extent of fluctuations in gross margins, the adequacy of capital resources, growth in operations, the ability to integrate companies and operations that we may acquire, expected reduction of operation costs, our ability to raise additional funding within the first six months of 2003, our strategy with regard to protecting our proprietary technology, the ability to compete and respond to rapid technological change, the extent to which we can develop new products, expected customer concentration, ability to execute our business plan, the extent to which we can maintain relationships with vendors of emerging technologies, the extent to which and at what rate demand for our services increases, the extent to which the telecommunications industry experiences consolidation, our ability to expand our international operations and enter into new markets, the extent to which we and our ability to actively participate in marketing, business development and other programs, the extent to which we can expand our field sales operations and customer support organizations and build our infrastructure, the extent we can build market awareness of our company and our products, and the performance and utility of products and services.

     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to loss of or lower net revenue to customers in a highly concentrated customer base, our ability to execute our business plan, our ability to raise funding within the first six months of 2003, the extent to which the current economic environment affects our current and potential customers' demand for our products, the effects of competition, competitive pricing and alternative technological advances, the extent to which our current and future products compete with the products of our customers, our ability to implement successfully and achieve the goals of our corporate restructuring plan, our ability to design, market and manufacture successfully products that address market demands, our ability to accurately predict our manufacturing requirements, our ability to maintain relationships with vendors of emerging technologies, changes in our business plans, our ability to retain highly skilled engineers, and the risks set forth below under
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     In this report, all references to "VINA" "we," "us," "our" or the "Company" mean VINA Technologies, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

     This Form 10-K includes the following registered trademarks as well as filed applications to register trademarks of VINA Technologies including:
Integrator-300, VINA, VINA Technologies, Multiservice Broadband Xchange, MX-500, MX-550, MX-600, and Multiservice Xchange. All other trademarks and trade names appearing in this Form 10-K are the property of their respective holders; for example, SLC, ConnectReach and AnyMedia are trademarks and trade names of Lucent Technologies. The inclusion of other companies' brand names and products in this Form 10-K is not an endorsement of VINA.

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

     From our inception in June 1996 through February 1997, our operating activities related primarily to developing and testing prototype products, commencing the staffing of our sales and customer service organizations and
establishing   relationships   with  our   customers.   We  began  shipping  our
Multi-service Integrator-300 product family in March 1997, our Multiservice Xchange product in May 1999, our eLink product in November 2000 and our MBX product in September 2001. Since inception, we have incurred significant losses, and as of December 31, 2002 we had an accumulated deficit of $177.6 million.

     We market and sell our products and services directly to communications service providers and through OEM customers and value-added resellers, or VARs. Our customer base is highly concentrated. A relatively small number of customers have accounted for a significant portion of our historical net revenue. Our three largest customers accounted for approximately 71% of our net revenue in fiscal year ended December 31, 2002. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to experience significant customer concentration for the foreseeable future. To date, international sales have not been significant and we have not been exposed to significant fluctuations in foreign currency exchange rates.

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

     Increasing Competition expands the need for Broadband Access

     Historically, in the United States, dominant telephone companies, principally Regional Bell Operating Companies, were the exclusive operators of first mile communications networks. The U.S. Telecommunications Act of 1996 opened the local communications market to new entrants. The 1996 Act required the dominant local carriers, known as incumbent local exchange carriers, or ILECs, to lease portions of their networks to other carriers to compete in the first mile. This Act introduced new entrants referred to as competitive local exchange carriers, or CLECs. Expanded competition has accelerated the deployment of new technologies, including digital subscriber line, or DSL, digital cable and broadband fixed wireless, into the local market. To date, these broadband solutions have been introduced as parallel data networks, co-existing alongside the voice infrastructure controlled by ILECs, complicating the network.

     While both CLECs and ILECs have introduced services in the market to address competition and the need for broadband access, each of them faces significant challenges in their respective markets.

     CLECs. CLECs have targeted the Small Medium business market in particular and have gained market share from ILECs in recent years. Most CLECs have provided either voice, or data services and are facing numerous challenges as they attempt to achieve profitability. CLECs are seeking to decrease network expense by improving bandwidth management and reducing customer turnover. They are also seeking to increase revenue per customer by introducing bundled suites of enhanced voice and data services, such as long distance, local call routing, Internet access, business-to-business electronic commerce and web hosting. CLECs have also taken the lead in offering bundled voice and data services to small to medium size businesses, a market which we believe has been dominated, but underserved, by ILECs. These businesses often do not have the financial or technical resources of large businesses to invest in and manage costly parallel voice and data networks. We believe that small to medium size businesses present an opportunity for CLECs to substantially grow their customer base.

     ILECs. Historically, ILECs have faced strict regulations limiting their investment returns in the voice market by tying those returns to their infrastructure and other costs. ILECs now seek to introduce new enhanced data services in deregulated markets where their returns are not so constrained. Although ILECs have traditionally dominated the first mile market, they have lost substantial market share to CLECs in the large business market and have begun to lose market share in the small to medium size business market because CLECs have been able to deliver more cost-effective services. In order to defend their customer base in the small to medium size business market, ILECs are seeking to provide bundled voice and data, and more recently long distance services to their customers. ILECs are also experiencing a copper wire telecommunication lines shortage in major metropolitan areas because there has been an increase in the number of phone lines installed in customer premises for a variety of applications. Due to this shortage, ILECs face pressure to more efficiently utilize their copper wires to meet the increasing demand for voice and high-speed data access.

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

     In order to address these challenges, several communications equipment companies have introduced broadband integrated access devices, or IADs. First generation IADs are circuit-based. As service providers plan their converged next-generation networks, they have become increasingly reluctant to invest in communication equipment that cannot support Internet protocol or asynchronous transfer mode traffic. In response, several vendors have introduced packet-based IADs. However, we believe these new products have not been widely adopted because service providers have invested billions of dollars in their circuit-based networks, which they are unwilling to abandon. The transition to converged, next-generation networks is a costly and complex process that will take many years to complete. Therefore, service providers are seeking broadband access solutions that operate in both circuit- and packet-based environments, enabling them to protect their investment in existing equipment while ensuring a cost-effective migration path to converged, packet-based networks. This solution must be affordable, scalable and easy to install and operate.

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

     Multiservice Xchange product family

     Our Multiservice Xchange product family includes the MX-500, MX-550 and MX-600. The MX-500 and MX-550 are compact, multiservice broadband access platforms that deliver circuit- and packet-based voice, data, video and Internet access services. The MX-500 and MX-550 provide support for the circuit- based TDM network to deliver voice and data access services. The MX-550 also supports telecommunication protocols used in major international markets. The MX-600 is a flexible access platform that integrates TDM voice, data, video and Internet access services.

     eLink product family

     Our eLink product family of integrated access devices includes the eLink-208, -216 and -224 and the eRouter. VINA's eLink family converges parallel voice, data, video and Internet transmissions over TDM and Frame Relay on a single T1 connection. Each of the eLink-208, -216 and -224 comes with an Ethernet port for data and form a complete solution in one space-saving footprint by marrying a channel bank, IP router, DHCP server, CSU/DSU and firewall with Network Address Translation.

     Multiservice Broadband Xchange

     Designed for installation in sites such as central offices or co-locations, the Multiservice Broadband Xchange, or MBX, is a multiservice platform designed to allow providers to deploy bundled voice and data services over T1 connections in metro access networks.

     The MBX platform is designed to consolidate the voice concentration functionality of a digital loop carrier, the data aggregation and switching capabilities of a multiservice ATM switch, and the voice/data interworking functions of a media gateway. The MBX provides flexibility in its support of traditional concentration of voice lines with the added support of frame relay switching.

Sales and Marketing

     Sales

     We sell our products to service providers directly through our sales force, and indirectly through our original equipment manufacturer, or OEM, customers and value added resellers, or VARs. We have established OEM customers and other marketing relationships in order to serve particular markets and provide our service provider customers with opportunities to purchase our products in conjunction with complementary products and services.

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

     o OEM. OEM sales, in particular with Lucent, are an important distribution channel for us in the United States. We believe Lucent's relationships with CLECs, ILECs and small independent operating companies will continue to enhance our ability to reach this large customer base. Lucent uses our products to deliver complete, end-to-end solutions that are installed and field-serviced by their technical support organizations. We plan to initiate and develop relationships with additional leaders in the communications equipment industry as potential OEM customers.

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

     Whether we ship our products directly or through our OEM customers or VARs, maintaining a direct relationship with each of our service provider customers is an important part of our sales strategy. Since establishing a strong working relationship with our customers is critical to sales success and future product development, we strive to maintain strong visibility across our service provider customer base, regardless of the distribution channel. As of December 31, 2002, our sales organization consisted of 24 employees.

     Marketing

     Our marketing objectives include building market awareness and acceptance of our company and our products, as well as generating qualified customer leads. To accomplish these objectives, our marketing activities include public relations, communications, research, sales support, direct marketing, a web presence, product marketing, as well as channel marketing. We work directly with service providers to help them develop business models and introduce product packages, promotional programs and pricing strategies, all designed to promote the delivery of multiple voice and data services over a single broadband access facility. In addition, we work with a number of industry and trade publications and industry analysts to educate service providers on how to deploy, and the benefits of, multiservice broadband access networks. As of December 31, 2002, our marketing organization consisted of 8 employees.

Customer Service and Support

     Our customer service organization maintains and supports products sold to service providers and offers technical support to our OEM customers and VARs. We also assist our OEM customer and VARs in offering installation, maintenance and support services to their customers for our products. We handle questions and problems over the Internet, telephone and e-mail. We continually update our website to enable our direct and indirect customers to download the latest technical information and tips, along with firmware, software and product manuals.

Customers

     We primarily sell to CLECs, ILECs and independent operating companies through direct sales and indirectly through our OEM customers and VARs.

     For the year ended December 31, 2002, sales to our three largest customers accounted for approximately 71% of our net revenue, of which sales to Allegiance Telecom, Lucent Technologies, and Nuvox Communications, accounted for 37%, 18% and 16% of our net revenue, respectively.

     For the year ended December 31, 2001, sales to Lucent accounted for 44% of our net revenue. Five customers, including Lucent Technologies, accounted for approximately 88% of our net revenue for the year ended December 31, 2001, of which sales to Lucent and Nuvox Communications accounted for 44% and 21% of our net revenue, respectively.

     For the year ended December 31, 2000, sales to Lucent accounted for 31% of our net revenue. Five customers, including Lucent, accounted for approximately 75% of our net revenue for the year ended December 31, 2000, of which sales to Lucent and Nuvox Communications accounted for 31% and 28% of our net revenue, respectively.

Strategic Relationships

     A key element of our plan is to expand our sales, marketing and distribution channels through strategic relationships. We have established, and will continue to pursue, these strategic relationships in order to grow net revenues, and to provide indirect sales and marketing of our solutions.

     Lucent Technologies. In May 1998, we entered into an OEM agreement with Lucent, which we renewed most recently in August 2002 to include the eLink product line. The Lucent agreement expires in May 2003. The agreement may be terminated by Lucent at any time upon 60 days notice. Our working relationship with Lucent offers each of us a number of strategic advantages. Lucent uses our products to offer a complete end-to-end solution for the first mile integrating voice and data traffic. In turn, we have the opportunity to leverage Lucent's extensive sales force and marketing relationships to reach new customers and markets.

     This agreement allows Lucent to purchase our products which they use under its ConnectReach product family. ConnectReach consists of our Integrator-300 and a seamless connection to Lucent's SLC-2000 Access System, a digital loop carrier, enabling the two products to function as a single, integrated voice and data access system. ConnectReach also interconnects with the AnyMedia Access System, a next-generation digital loop carrier.

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

     Frame Relay and Asynchronous Transfer Mode Expertise

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

Research and Development

     We believe that our success is, to a large extent, dependent upon our responsiveness to the continued technological migration of our customers' networks. Our research and development group works closely with our customers, our customer steering committee, and our marketing department for product definition and to assure compatibility with central office equipment.

     Research and development expenses, including stock-based compensation, all product development, system testing and documentation, were approximately $20.6 million in 2000, $23.3 million in 2001 and $15.1 million in 2002. All of our product development costs have been expensed as incurred. We have licensed certain commercially available software from third parties. We conduct the majority of our research and development in Newark, California and Nashua, New Hampshire. As of December 31, 2002, we had 46 full-time employees in research and development.

     The majority of our research and development efforts are focused on standard products. We have significant hardware and software expertise in both TDM and IP network technologies. We place heavy emphasis on our design verification processes, which include extensive testing at our Newark, California facilities and significant interoperability testing at partner sites.

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

     We obtain several of the key components used in our products from single or limited sources of supply. We have encountered, and expect in the future to encounter, difficulty in obtaining these components from our suppliers. The suppliers of our components range from small vendors to large established companies. Components for which we currently have limited sources include digital signal processors, subscriber line interface circuits mirco processors, DSL modules and flash memory. We purchase most components on a purchase order basis and do not have guaranteed supply arrangements with most of our key suppliers. We, or our contract manufacturer may not be able to obtain necessary supplies in a timely manner.

     We select manufacturers and suppliers on the basis of technology, manufacturing capacity, materials management, quality and cost. We may, in the future, seek additional manufacturers and suppliers to meet our anticipated requirements and lower the cost of our products. We obtained International Standards Organization, or ISO, 9001 certification in 2000.

Competition

     The market for multiservice broadband access products is extremely competitive. We believe that competition will increase substantially as the introduction of new technologies, deployment of broadband access networks, and potential regulatory changes create new opportunities for established and emerging companies. Furthermore, DSL- and T1-based solutions compete with broadband wireless and cable offers. We face competition primarily in two areas: equipment manufacturers, such as Adtran, Carrier Access Corporation, Verilink and Zhone Technologies and diversified equipment manufacturers such as Cisco Systems, Lucent, Siemens, and Alcatel.

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

Employees

     As of December 31, 2002, we employed 98 full-time employees including 32 in sales and marketing, 9 in operations, 46 in research and development, and 11 in finance and administration. Our employees are not covered by any collective-bargaining agreements, and we consider our relations with our employees to be good.

Item 2. Properties

     Our headquarters are in Newark, California, where we lease approximately 26,000 square feet of space. We also operate a facility in Nashua, New Hampshire. We currently have sublease and lease agreements covering approximately 35,000 square feet that expire on various dates ranging from June 2003 to July 2007. We believe that our current facilities are adequate to support our current and anticipated near-term operations and believe that we can obtain additional space we may need in the future on commercially reasonable terms.

Item 3. Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of business. As of the date of this report, there are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

     We did not have any matters submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

Executive Officers

     Set forth below is information concerning our executive officers who report under Section 16 of the Securities Exchange Act of 1934, as amended, and their ages as of March 6, 2003:



      Name                  Age                           Position(s)
---------------------      ----        ----------------------------------------------------------------------
W. Michael West             52         Chairman of the Board and Chief Executive Officer
Stanley E. Kazmierczak      42         Vice President, Finance and Administration, Chief Financial Officer and
                                       Secretary
Darrell R. Furlong          45         Vice President, Engineering
C. Reid Thomas              41         Executive Vice President, Sales and Product Marketing


     W. Michael West has served as our Chief Executive Officer since April 2002. Mr. West has served as our Chairman of the Board of Directors since June 1999. He served as Executive Vice President for Lucent Technologies from September 1997 to January 1998. Mr. West was President, Chief Operating Officer and a director of Octel Communications from January 1995 to August 1997, after having served as Executive Vice President from September 1986 to January 1995. Mr. West held multiple positions with Rolm Corporation from 1979 to September 1986, most recently as General Manager of the National Sales Division. Mr. West currently serves as a director of Media Arts Group, Inc.

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

                                     PART II

Item 5. Market Registrant's Common Equity and Related Stockholder Matters

     Since our initial public offering until September 19, 2002, our common stock traded on the Nasdaq National Market ("Nasdaq") under the symbol "VINA." On September 20, 2002, the listing of our common stock was transferred from Nasdaq to the Nasdaq SmallCap Market where our stock continues to trade under the symbol "VINA." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on Nasdaq as reported in its consolidated transaction reporting system.

                                     2001                2002
                                     ----                ----
                                High       Low       High       Low
                                ----       ---       ----       ---
First Quarter................$   6.00  $   1.25   $   1.40  $   0.71
Second Quarter...............    2.34      1.00       0.75      0.21
Third Quarter................    1.85      0.52       0.29      0.01
Fourth Quarter...............    2.05      0.54       0.43      0.12

     The last reported sale price of our common stock on the Nasdaq SmallCap Market was $0.14 per share on March 6, 2003. As of March 6, 2003 our common stock was held by approximately 416 stockholders of record.

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

                                                                   Years Ended December 31,
                                                 ---------------------------------------------------------
                                                    1998         1999        2000        2001       2002
                                                 ----------  ----------- -----------  ----------- --------
                                                            (in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue ...................................... $  4,393    $ 12,700    $ 32,078    $ 45,112    $ 25,143
Cost of revenue (excluding stock-based
   compensation) .................................    2,054       7,713      19,240      28,714      17,534
                                                   --------    --------    --------    --------    --------
Gross profit (excluding stock-based
   compensation) .................................    2,339       4,987      12,838      16,398       7,609
Costs and expenses:
  Research and development (excluding
   stock-based compensation) .....................    4,174       6,690      12,609      18,841      13,931
  Selling, general and administrative
   (excluding stock-based compensation) ..........    6,414      10,881      21,124      22,697      14,515
   Stock-based compensation, net (*) .............      154       4,715      24,169      10,570       1,276
   In-process research and development ...........       --          --          --       5,081          --
   Amortization of intangible assets .............       --          --          --       8,243         789
   Impairment of goodwill and intangible
     assets ......................................       --          --          --          --      29,783
   Restructuring expenses (excluding stock-
    based compensation) ..........................       --          --          --         991       2,941
                                                   --------    --------    --------    --------    --------
       Total costs and expenses ..................   10,742      22,286      57,902      66,423      63,235
                                                   --------    --------    --------    --------    --------
Loss from operations .............................   (8,403)    (17,299)    (45,064)    (50,025)    (55,626)
Other income, net ................................      413         223       1,732       1,383         196
                                                   --------    --------    --------    --------    --------
Net loss ......................................... $ (7,990)   $(17,076)   $(43,332)   $(48,642)  $ (55,430)
                                                   ========    ========    ========    ========    ========

Net loss per share, basic and diluted(1) ......... $  (2.63)   $  (3.30)   $  (2.63)   $  (1.31)   $  (0.90)
                                                   ========    ========    ========    ========    ========

Shares used in computation, basic and ............    3,038       5,169      16,467      37,121      61,643
   diluted(1)                                      ========    ========    ========    ========    ========

(*) Stock-based compensation, net:

Cost of revenue .................................. $      2    $    152    $  1,855    $  1,016    $    520
Research and development .........................       78       1,098       7,985       4,446       1,135
Selling, general and administrative ..............       74       3,465      14,329       7,677       1,930
Restructuring benefit ............................       --          --          --      (2,569)     (2,309)
                                                   --------    --------    --------    --------    --------
Total ............................................ $    154    $  4,715    $ 24,169    $ 10,570    $  1,276
                                                   ========    ========    ========    ========    ========


                                                                      December 31,
                                                 ---------------------------------------------------------
                                                    1998         1999        2000        2001       2002
                                                 ----------  ----------- -----------  ----------- --------
Consolidated Balance Sheet Data:                                      (in thousands)
Cash, cash equivalents and short-term
investments ...................................... $ 11,359    $  2,568    $ 44,499    $ 16,305    $  4,617
Restricted cash ..................................       --          --          --          --       3,500
Working capital (deficit) ........................   11,058        (492)     40,657      27,812       7,978
Total assets .....................................   14,456       6,673      58,536      78,964      20,580
Short-term debt ..................................       --          --          --          --       3,000
Long-term debt, less current portion .............      655         534          --          --          --
Total stockholders' equity .......................   11,549         348      44,829      65,528      11,372


--------------
(1) The diluted net loss per share computation excludes potential shares of common stock issuable pursuant to convertible preferred stock and options to purchase common stock, as well as common stock subject to repurchase rights held by us, as their effect would be antidilutive. See Notes 2 and 10 of notes to consolidated financial statements for a detailed explanation of the determination of the shares used in computing basic and diluted net loss per share.

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

     Recent Developments

As of December 31, 2002, we had a certificate of deposit for $3.0 million that secured a $3.0 million committed revolving line of credit. In January 2003, we remitted full payment for the $3.0 million revolving line of credit.

During January 2003 we announced and completed a restructuring plan intended to better align our operations with the changing market conditions. This plan was designed to focus on profit contribution and reduce expenses. This restructuring includes a workforce reduction and other operating reorganization.

On February 17, 2003, we granted 2,601,982 option grants as part of the Stock Option Exchange Program approved by the Board of Directors in May 2002. Under this program, eligible employees were able to make an election to exchange certain outstanding stock option grants with an exercise price greater than or equal to $1.00 for a new option to purchase the same number of shares of VINA Technologies Inc. common stock. The replacement option was issued per the Option Exchange Program at least six months and one day after the cancellation date of August 15, 2002. The new options were issued from our 2000 Stock Option Plan and are non-statutory stock options. The individuals participating in this program were employees of VINA Technologies, Inc. on the replacement grant date making them eligible to receive the new stock options. No consideration for the canceled stock options was provided to individuals terminating employment prior to the replacement grant date. The new option has an exercise price of $0.16, which is equal to VINA Technologies Inc. common stock's closing price on the date prior to the replacement grant. The new stock options will continue to vest on the same schedule as the canceled options.

In February 2003, we reached a settlement agreement to terminate the lease on our Maryland facility. Prior to this settlement agreement, we had estimated that we would pay the remaining portion of the lease through termination. As a result of the settlement, we have lowered our estimate by approximately $318,000. Therefore, we have decreased net loss for 2002 by approximately $318,000 as compared to the press release dated January 28, 2003. The effects of this settlement agreement have been reflected in the financial statements of this Annual Report on Form 10-K.

In February 2003, we established an asset secured credit line with a bank for up to $3.5 million. We need to meet monthly financial covenants to be able to borrow against this credit line and can meet them currently. The credit line has a one-year duration and has terms of prime rate plus 2%. We currently do not have any outstanding balance on this credit line.

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

     From our inception in June 1996 through February 1997, our operating activities related primarily to developing and testing prototype products, commencing the staffing of our sales and customer service organizations and establishing relationships with our customers. We began shipping our Multiservice Integrator-300 product family in March 1997, our Multiservice Xchange product in May 1999, our eLink product family in November 2000, and our MBX product in September 2001. Since inception, we have incurred significant losses, and as of December 31, 2002, we had an accumulated deficit of $177.6 million.

     We market and sell our products and services directly to communications service providers and through OEM customers and value-added resellers, or VARs. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Product revenue is generated from the sale of communications equipment embedded with software that is essential to its functionality, and accordingly, we account for these transactions in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and Statement of Position (SOP) 97-2, Software Revenue Recognition. Product revenue is recognized when all SAB No. 101 and SOP 97-2 criteria are met which generally occurs at the time of shipment. In multiple element arrangements where there are undelivered elements at the time of shipment, product revenue is recognized at the time of shipment as the residual value of the arrangement after allocation of fair value to the undelivered elements based on vendor specific objective evidence (VSOE). Service revenue is generated from the sale of installation, training and postcontract customer support (PCS) agreements related to the communications equipment. We also account for these transactions in accordance with SAB No. 101 and SOP 97-2, and as such recognizes revenue when all of the related revenue recognition criteria are met which is: (i) at the time the installation or training service is delivered; and (ii) ratably over the term of the PCS agreement. In multiple element arrangements where these services are undelivered when the communications equipment is shipped, we defer the fair value of these undelivered elements based on VSOE and recognizes revenue as the services are delivered. We additionally record a provision for estimated sales returns and warranty costs at the time the product revenue is recognized.

     Our customer  base is highly  concentrated.  A  relatively  small number of customers have accounted for a significant portion of our historical net revenue. For the year ended December 31, 2002, sales to our three largest customers accounted for approximately 71% of our net revenue, of which sales to Allegiance Telecom, Lucent Technologies, and Nuvox Communications, accounted for 37%, 18% and 16% of our net revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to experience significant customer concentration for the foreseeable future. Any decrease in sales or reduces pricing or products sold to these customers will substantially reduce our net revenue. To date, international sales have not been significant. International sales have been denominated primarily in U.S. dollars and, accordingly, we have not been exposed to significant fluctuations in foreign currency exchange rates.

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

     We expect our gross margin to be affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, inventory obsolescence, costs of components and sub-assemblies, costs from our contract manufacturers and the mix of products or system configurations sold.
Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Currently, we derive a significant portion of our revenue from sales made to our OEM customers. A significant increase in revenue to these OEM customers would adversely affect our gross margin percentage.

     Research and development expenses consist primarily of personnel and related costs, depreciation expenses and prototype costs related to the design, development, testing and enhancement of our products, and exclude amortization of deferred stock compensation. We expense all of our research and development expenses as incurred.

     Selling, general and administrative expenses consist primarily of personnel and related costs, including salaries and commissions for personnel engaged in direct and indirect selling and marketing and other administrative functions and professional costs and exclude amortization of deferred stock compensation.

     Stock-based compensation consists of the fair value of stock options granted to non-employees for services and the amortization of deferred stock compensation on stock options granted to employees. Deferred stock compensation represents the difference between the deemed fair market value of our common stock at the time of the grant of the option and the exercise prices of these options. We are amortizing deferred stock compensation using a multiple option award valuation approach over the vesting periods of the applicable options, which is generally four years. The amortization of deferred stock compensation, based upon options granted through December 31, 2002, was $1.3 million in 2002 and is expected to be $283,000 in 2003, $23,000 in 2004 and $9,000 thereafter.

     Other income, net, consists primarily of interest earned on our cash, cash equivalent and short-term investment balances partially offset by interest expense associated with our debt obligations.

     From inception through December 31, 2002, we incurred net losses for federal and state income tax purposes and have not recognized any income tax provision or benefit. As of December 31, 2002, we had $98.0 million of federal and $36.0 million of state net operating loss carry forwards to offset future taxable income that expire in varying amounts through 2022 and 2014, respectively. Given our limited operating history and losses incurred to date, coupled with difficulty in forecasting future results, a full valuation allowance has been provided against deferred tax assets. Furthermore, as a result of changes in our equity ownership from our preferred stock offerings and initial public offering, utilization of net operating losses and tax credits may be subject to substantial annual limitations due to the ownership change limitations as defined by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our financial statements:

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

     Service revenue is generated from the sale of installation, training and post contract customer support (PCS) agreements related to the communications equipment. We also account for these transactions in accordance with SAB No. 101 and SOP 97-2, and as such recognize revenue when all of the related revenue recognition criteria are met which is (i) at the time the installation or training service is delivered; and (ii) ratably over the term of the PCS Agreement respectively. In multiple element arrangements where these services are undelivered when the communications equipment is shipped, we defer the fair value of these undelivered elements based on VSOE and recognize revenue as the services are delivered. We also record a provision for estimated sales returns and warranty costs at the time the product revenue is recognized.

     Allowance for Doubtful Accounts - We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon the age of outstanding invoices and any specific customer collection issues that we have identified. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable, which would require that additional allowances be recorded.

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

     Restructuring Accrual - The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed plan. In connection with these plans, we have recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

     Valuation and Impairment of Goodwill and Other Acquisition-Related Intangible Assets - We operate in one reportable segment, the design, development, marketing and sale of multi-service broadband access communications equipment, and have only one reporting unit, VINA consolidated, therefore, our measurement of the fair value for goodwill is our market capitalization. We evaluate the fair value of our company as determined by its market capitalization against its carrying value, net assets, to evaluate if any impairment has occurred in the balance of the goodwill and intangible assets.

     Stock-based compensation - The Company accounts for employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25) and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation relating to equity instruments issued to non-employees based on the fair value of options or warrants estimated using the Black-Scholes model on the date of grant in compliance with the Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense resulting from non-employee options is amortized using the multiple option approach in compliance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Results of Operations

     The following table sets forth selected consolidated statements of operations data as a percentage of net revenue for the periods indicated. For purposes of this table, cost of revenue, gross profit, research and development, and selling, general and administrative amounts and restructuring expenses do not include stock-based compensation.

                                                    Years Ended December 31,
                                                    ------------------------
                                                    2000      2001      2002
                                                    ----      ----      ----

Net revenue ...................................     100.0%    100.0%    100.0%
Cost of revenue (excluding stock-based
   compensation) ..............................      60.0      63.7      69.7
                                                    -----     -----     -----
Gross profit (excluding stock-based
   compensation) ..............................      40.0      36.3      30.3
                                                    -----     -----     -----
Costs and expenses:
   Research and development (excluding stock-
      based compensation) .....................      39.3      41.7      55.4
   Selling, general and administrative
      (excluding stock-based compensation) ....      65.9      50.3      57.7
   Stock-based compensation, net (*) ..........      75.3      23.4       5.1
   In-process research and development ........        --      11.3        --
   Amortization of intangible assets ..........        --      18.3       3.1
   Impairment of goodwill and intangible assets        --        --     118.5
   Restructuring expenses (excluding stock-
       based compensation) ....................        --       2.2      11.7
                                                    -----     -----     -----
Total costs and expenses ......................     180.5     147.2     251.5
                                                    -----     -----     -----

Loss from operations ..........................    (140.5)   (110.9)   (221.2)
                                                    -----     -----     -----
Other income, net .............................       5.4       3.1       0.7
                                                    -----     -----     -----
Net loss ......................................    (135.1)%  (107.8)%  (220.5)%
                                                    =====     =====     =====

     (*) Stock-based compensation, net:
     Cost of revenue...........................       5.8%      2.3%      2.1%
     Research and development..................      24.9%      9.8%      4.5%
     Selling, general and administrative.......      44.6%     17.0%      7.7%
     Restructuring expenses....................        --      (5.7%)    (9.2%)
                                                   ------    -------  -------
     Total.....................................      75.3%     23.4%      5.1%
                                                  =======   =======   =======

Fiscal Years Ended December 31, 2002, 2001 and 2000

Net revenue. Net revenue decreased 44% to $25.1 million in 2002 from $45.1 million in 2001. This decrease in net revenue was primarily due to decreased unit sales to existing customers and lower average selling prices on our Integrator-300 and eLink products.. Net revenue increased 41% to $45.1 million in 2001 from $32.1 million in 2000. This increase in net revenue was primarily due to increased unit sales of Integrator-300's and eLink products to existing customers. For the year ended December 31, 2001, sales to Lucent accounted for 44% of our net revenue. Five customers, including Lucent Technologies, accounted for approximately 88% of our net revenue for the year ended December 31, 2001, of which sales to Lucent and Nuvox Communications accounted for 44% and 21% of our net revenue, respectively.

     For the year ended December 31, 2002, sales to our three largest customers accounted for approximately 71% of our net revenue, of which sales to Allegiance Telecom, Lucent Technologies and Nuvox Communications accounted for 37%, 18% and 16% of our net revenue, respectively. We believe that we have been the primary supplier of integrated access devices to Allegiance in the past. Allegiance has advised us that it is now pursuing a two vendor strategy in this product category, which will reduce our opportunity for sales to Allegiance in future periods and will create additional competitive pricing pressures. As a result, we do not expect to receive any significant revenue from Allegiance in the first quarter of 2003 as Allegiance begins purchasing from the second vendor, and we expect our net revenue from Allegiance in 2003 to decrease significantly from 2002 levels. Our concentrated customer base continues to expose us to risks resulting from potential adverse changes in these relationships and risks resulting from the financial condition of these customers.

Cost of revenue. Cost of revenue including stock-based compensation was $18.1 million in 2002, $29.7 million in 2001, and $21.1 million in 2000. Gross profit including stock-based compensation decreased to $7.1 million in 2002 from $15.4 million in 2001. Gross profit including stock-based compensation increased to $15.4 million in 2001 from $11.0 million in 2000. Gross margin including stock-based compensation decreased to 28% in 2002 from 34% in 2001. This decrease in gross margin was a result of lower revenue that caused fixed overhead costs to be a higher percentage of cost in 2002 as well as decreased average selling prices on our Integrator-300 and eLink products. Gross margin including stock-based compensation remained flat at 34% in 2001 and 2000 primarily due to a reduction in stock-based compensation to $1.0 million in 2001 compared to $1.9 million in 2000 offset by a $1.8 million charge for excess inventory purchase commitment incurred in the first quarter of 2001. The provision for the excess inventory purchase commitments was primarily the result of a shift in one of our customer's demands from next generation network equipment to traditional Time Division Multiplex, or TDM network equipment. We anticipate that our gross margin may continue to fluctuate due to many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, costs from our contract manufacturers and the mix of products sold.

     Research and development expenses. Research and development expenses including stock-based compensation decreased to $15.1 million in 2002 from $23.3 million in 2001. These decreases were primarily a result of decreased personnel costs, and to a lesser extent stock-based compensation and prototype expenses. Research and development expenses including stock-based compensation increased to $23.3 million in 2001 from $20.6 million in 2000. These increases were primarily a result of additional personnel costs, higher prototype expenses and higher consulting costs associated with our continuing research and development efforts. Research and development expenses including stock-based compensation have changed as a percentage of net revenue from 64% in 2000 to 52% in 2001 to 60% in 2002. The decrease from 2000 to 2001 was due primarily due to a decrease in stock-based compensation expense. The increase from 2001 to 2002 was primarily due to expenses decreasing at a lesser rate than net revenue.

     Selling, general and administrative expenses. Selling, general and administrative expenses including stock based compensation decreased to $16.4 million in 2002 from $30.4 million in 2001 due to decreases in stock-based compensation, employee costs and consulting costs. Selling, general and administrative expenses including stock based compensation decreased to $30.4 million in 2001 from $35.5 million in 2000 due to a decrease in stock-based compensation partially offset by an increase in other general costs. Selling, general and administrative expenses including stock-based compensation decreased as a percentage of net revenue from 111% in 2000 to 67% in 2001 and 65% in 2002. The decrease in 2001 was a result of net revenue increasing at a rate faster than selling, general and administrative expenses. The decrease in 2002 was primarily a result of lower stock-based compensation expenses as a percentage of net revenue.

     Stock-based compensation. Stock-based compensation expense decreased to $1.3 million for 2002 from $10.6 million for 2001 and $24.2 million for 2000. The decrease from 2000 to 2001 and 2002 is due to using the multiple-award
approach  for  amortizing   stock-based   compensation   coupled  with  the  net
restructuring benefit of $2.6 million in 2001 and $2.3 million in 2002 associated with the reversal of prior period estimated stock compensation expense on previously amortized unvested stock options. Based on stock options granted through December 31, 2002, we expect to record amortization of stock compensation expense of $283,000 and $23,000 in 2003 and 2004, respectively, and $9,000 thereafter.

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

     Impairment of goodwill and intangible assets. As VINA operates in one reportable segment, the design, development, marketing and sale of multi-service broadband access communications equipment, and has only one reporting unit, VINA consolidated, the measurement of the fair value for our goodwill is our market capitalization. The deterioration of the telecom industry and the decline in our current product sales in the first quarter of 2002 required us to evaluate the fair value of the company's goodwill. We evaluated the fair value of our company as determined by our market capitalization against our carrying value, net assets, and determined that goodwill was impaired. In addition, under SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" we evaluated our intangible assets for impairment and determined a portion of the intangible assets were impaired. As a result, we recorded a $29.8 million impairment charge in 2002. The amount was comprised of $27.3 million of goodwill, in the first quarter of 2002, and $2.0 million and $500,000 of intangible assets, in the first and third quarters of 2002, respectively.

     Restructuring expenses. Restructuring expenses, excluding the impact of stock-based compensation, were $2.9 million and $991,000 for the years ended December 31, 2002 and 2001, respectively. These resulted primarily from severance, disposition of excess capital equipment and abandonment of facilities costs associated with the workforce reduction plans in the third quarter of 2001 and the second and third quarters of 2002. Including the impact of stock-based compensation, we recorded a net restructuring expense of $632,000 and a net restructuring benefit of $1.6 million for the years ended December 31, 2002 and 2001, respectively.

     Other income, net. Interest and other income, net, decreased to $196,000 in 2002 from $1.4 million in 2001. This decrease was primarily attributable to lower cash balances resulting in lower interest income earned offset by interest expense on bank loans incurred in 2002. Interest and other income, net decreased to $1.4 million, in 2001 from $1.7 million in 2000. This decrease was primarily due to lower cash balances resulting in lower interest earned.

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2002 were $4.6 million, compared to $15.8 million at December 31, 2001. The decrease of $11.2 million was attributable to cash provided by financing activities of $9.7 million offset by cash used by investing activities of $698,000 and cash used in operating activities of $20.3 million. Cash provided by financing activities was attributable to net proceeds from the sale of common stock. Cash used by investing activities was primarily attributable to purchases of property and equipment. Cash used in operating activities consisted primarily of the net loss of $55.4 million, a decrease in accounts payable of $4.8 million, a decrease in other liabilities of $2.4 million, partially offset by a $2.4 million decrease in inventory, a $4.7 million decrease in accounts receivable, as well as non-cash charges of $4.7 million for depreciation and amortization, $29.8 million for impairment of goodwill and intangible assets, and $1.3 million for stock-based compensation.

     Our contract manufacturer has obtained or has on order substantial amounts of inventory to meet our revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill us for any excess component and finished goods inventory. We also have a non-cancelable purchase order with a major chip supplier for one of our critical components. As of December 31, 2002, the estimated purchase commitments and non-cancelable purchase orders to those companies was $1.6 million. In August 2002, we placed $1.0 million on deposit with our contract manufacturer as security against these purchase commitments.

     As of December 31, 2002, we had $3,500,000 in restricted cash. This cash was comprised of two separate restricted cash items. We had a certificate of deposit for $3.0 million, this amount is not available to fund operations, as it secured a $3.0 million committed revolving line of credit that had been utilized at December 31, 2002. We also have an irrevocable letter of credit of $500,000 that is used as collateral for the lease on the Newark, California facility.

     We currently have lease commitments of $1.8 million for leases on two properties, which expire by July 30, 2007. Future annual obligations under our operating leases are as follows: $259,000 in 2003; $337,000 in 2004; $430,000 in
2005; $491,000 in 2006; $292,000 in 2007.

     In February 2003, we established an asset secured credit line with a bank for up to $3.5 million. We need to meet monthly covenants to be able to borrow against this credit line and can meet them currently. The credit line has a one-year duration and terms of prime plus 2%. We currently do not have any outstanding balance on this credit line.

     We will need to obtain additional funding during the first six months of 2003. We will from time to time review and may pursue additional financing opportunities, including sales of additional equity or debt securities, or utilizing our credit line. The sale of additional equity or other securities could result in additional dilution to our stockholders. Arrangements for additional financing may not be available in amounts or on terms acceptable to us, if at all. Further, our recent transfer from the Nasdaq National Market to the Nasdaq SmallCap Market may make it even more difficult for us to raise funds. The factors described above indicate that we may be unable to continue as a going concern for the foreseeable future.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. We adopted SFAS No. 142 for our fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, we stopped the amortization of intangible assets with indefinite lives (goodwill, which includes the reclass of workforce-in-place and tradenames) with a net carrying value of $27.6 million at December 31, 2001 and annual amortization of $8.8 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The deterioration of the telecom industry and the decline of our product sales in 2002 were factors that required us to evaluate goodwill, determine it to be impaired, and record a $27.3 million impairment charge during 2002.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for us on January 1, 2002. The deterioration of the telecom industry and the decline of our product sales in 2002 were factors that required us to evaluate intangibles, determine them to be impaired, and record a $2.5 million impairment charge during 2002.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal activities" ("SFAS 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of the commitment to an exit plan. SFAS No. 146 states that a commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. It also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and to be made in regard of product warranties. Disclosures required under FIN 45 are already included in these financial statements, however, the initial recognition and initial measurement provisions of this FIN are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the adoption of FIN 45 to have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have elected to continue accounting for employee stock option plans according to APB No. 25, and we adopted the disclosure requirements under SFAS No. 148 commencing on December 31, 2002.

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

Risks Related To Our Business

We will need to obtain additional funding during the first six months of 2003. If we are unable to raise more capital, we may not have sufficient funds to continue operations at the current level, if at all.

     During the year ended December 31, 2002, we used cash in operating activities of $20.3 million. As of December 31, 2002, we had cash and cash equivalents of $4.6 million and an accumulated deficit of $177.6 million. We will need to obtain additional funding during the first six months of 2003. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. In addition, holders of these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities would have rights, preferences and privileges senior to holders of common stock. The terms of these securities could also impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. Our recent move from the Nasdaq National Market to the Nasdaq SmallCap Market may make it even more difficult for us to raise funds. If we are unable to raise additional capital, we will not have sufficient funds to continue operations.

We rely on a small number of telecommunications customers for substantial portions of our net revenue. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue would decline and our operating results and business would be harmed.

     We derive almost all of our net revenue from direct sales to a small number of telecommunications customers and our indirect sales through Lucent Technologies, one of our original equipment manufacturers, or OEM, customers that sell and market our products. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue would decline and our operating results and business would be harmed. For the year ended December 31, 2002, sales to our three largest customers accounted for approximately 71% of our net revenue, of which sales to Allegiance Telecom, Lucent Technologies and Nuvox Communications accounted for 37%, 18% and 16% of our net revenue, respectively. We believe that we have been the primary supplier of integrated access devices to Allegiance in the past. Allegiance has advised us that it is now pursuing a two vendor strategy in this product category, which will reduce our opportunity for sales to Allegiance in future periods and will create additional competitive pricing pressures. As a result, we do not expect to receive any significant revenue from Allegiance in the first quarter of 2003 as Allegiance begins purchasing from the second vendor, and we expect our net revenue from Allegiance in 2003 to decrease significantly from 2002 levels. Our concentrated customer base continues to expose us to risks resulting from potential adverse changes in these relationships and risks resulting from the financial condition of these customers.

We expect that the telecommunications industry will continue to experience consolidation. If any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. Also, the ultimate business success of our direct service provider customers, our OEM customers and value added resellers, or VARs, and our indirect customers who purchase our products through an OEM customer and VARs, could affect the demand for our products. For example, Advanced Telecom Group, one of our largest customers, declared bankruptcy in May 2002, and we are no longer shipping any product to them. In addition, any difficulty in collecting amounts due from one or more of our key customers would harm our operating results and financial condition. If any of these events occur, our net revenue would decline and our operating results and business would be harmed.

The difficulties experienced by many of our current and potential CLEC customers have had and may continue to have an adverse effect on our business.

     To date, we have sold the majority of our products to competitive local exchange carrier, or CLEC, customers, either directly or through our OEM customers. CLECs have experienced extreme difficulties in obtaining financing for their businesses. As a result, CLECs have been forced to scale back their operations or terminate their operations. For example, our CLEC customer, Advanced Telecom Group, recently filed for bankruptcy protection. In light of the financial and economic difficulties facing our customers, we expect to see a continued decline in orders from many of our major customers as they reduce growth and spending and diversify their suppliers of critical components and as we experience increased pricing pressure on our products. If our customers become unable to pay for shipped products, we may be required to write-off significant amounts of our accounts receivable. Similarly, if our customers order products and then suspend or cancel the orders prior to shipping, we will not generate revenues from the products we build. In such circumstances, our inventories may increase and our expenses will increase. Further, we may incur substantially higher inventory carrying costs and excess inventory that could become obsolete over time. We expect that our business will continue to be significantly and negatively affected unless and until there is substantial improvement in the ability of CLECs to finance their businesses.


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

     We have incurred significant losses since inception and expect that our net losses and negative cash flow from operations will continue for the foreseeable future. We incurred net losses of approximately $17.1 million in 1999, $43.3 million in 2000, $48.6 million in 2001 and $55.4 million in 2002. As of December 31, 2002, we had an accumulated deficit of approximately $177.6 million. To achieve profitability, we will need to generate and sustain higher net revenue while lowering our cost and expense levels.

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

     Competitive pressures have forced us to reduce the prices of our products. We expect similar price reductions to occur in the future in response to competitive pressures. In addition, our average selling prices decline when we negotiate volume price discounts with customers and utilize indirect distribution channels. If our average selling prices decline and we fail to offset that decline through cost reductions, our gross margins and potential profitability would be seriously harmed.

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

     The development of new or enhanced products is a complex and uncertain process. We, and our OEM customers, have in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate any net revenue from sales of products resulting from these efforts. We intend to continue to incur substantial research and development expenses, which could have a negative impact on our earnings in future periods.

If we do not predict our manufacturing requirements accurately, we could incur additional costs and suffer manufacturing delays.

     We currently provide forecasts of our demand to our contract manufacturer four to six months prior to scheduled delivery of products to our customers. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. Our contract manufacturer has obtained or has on order substantial amounts of inventory to meet our revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill us for any excess component and finished goods inventory. We also have a non-cancelable purchase order with a major chip supplier for one of our critical components. As of December 31, 2002, the estimated purchase commitments and non-cancelable purchase orders to those companies is $1.6 million. In August 2002, we placed $1.0 million on deposit with our contract manufacturer as security against these purchase commitments. If we overestimate our manufacturing requirements, demand for our products is lower than forecasted, or a product in our manufacturing forecast becomes obsolete, our contract manufacturer may have purchased excess or obsolete inventory. For example, in March 2001 we expensed $1.8 million for excess inventory purchase commitments and in March 2002 we expensed $1.7 million for excess inventory. For those parts that are unique to our products, we could be required to pay for these excess or obsolete parts and recognize related inventory write-offs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments, which could negatively affect our net revenue in such periods.

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

     A significant portion of our net revenue is derived from sales to Lucent Technologies, one of our OEM customers. Our agreement with Lucent is not exclusive and does not contain minimum volume commitments. Lucent Technologies accounted for approximately 18% of our net revenue for the year ended December 31, 2002. Our OEM agreement with Lucent expires in May 2003, and we can give no assurances that we will be able to extend the term of our contract or enter into a new contract with Lucent. Lucent may terminate the agreement earlier upon 60 days notice. At any time or after a short period of notice, Lucent could elect to cease marketing and selling our products. They may so elect for a number of reasons, including the acquisition by Lucent of one or more of our competitors or their technologies, or because one or more of our competitors introduces superior or more cost-effective products. In addition, we intend to develop and market new products that may compete directly with the products of Lucent, which may also harm our relationships with this customer. For example, our MBX product may compete with products offered by our OEM customers, including Lucent, which could adversely affect our relationship with that customer. Our existing relationship with Lucent could make it harder for us to establish similar relationships with Lucent's competitors. Any loss, reduction, delay or cancellation in expected sales to our OEM customers, the inability to extend our contract or enter into a new contract with Lucent on favorable terms would hurt our business and our ability to increase net revenue and could cause our quarterly results to fluctuate significantly.

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

     A customer's decision to purchase our products, in particular with our MBX product, often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Our sales cycle varies from a few months to over a year. As a result, we may incur substantial sales and marketing expenses and expend significant management effort without any assurance of a sale. A long sales cycle also subjects us to other risks, including customers' budgetary constraints, internal acceptance reviews and order reductions or cancellations. Even after deciding to purchase our products, our customers often deploy our products slowly.

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

     Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom would be difficult to replace. None of our officers or key employees is bound by an employment agreement for any specific term, and we do not have "key person" life insurance policies covering any of our employees. The competition for qualified personnel has been strong in our industry and in Northern California, where there is a high concentration of established and emerging growth technology companies. This competition could make it more difficult to retain our key personnel and to recruit new highly qualified personnel. Our Chief Executive Officer resigned April 1, 2002. W. Michael West, Chairman of the Board of Directors, has been appointed Chief Executive Officer. We are currently undertaking a search for a permanent Chief Executive Officer; however, we do not know when, or if, we will find a suitable candidate. In addition, our Vice President of Business Development and Marketing Communications and our Vice President of Human Resources both resigned in

January 2003. We currently are not planning on re-hiring for these two positions. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to existing shareholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain these individuals. These payments could harm our operating results. If we are not able to attract and retain the necessary personnel, we could face delays in developing our products and implementing our sales and marketing plans and we may not be able to grow our business.

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Failure to protect our intellectual property will limit our ability to compete and result in a loss of a competitive advantage and decreased net revenue.

     Our success and ability to compete depend substantially on our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased net revenue. We presently have four U.S. patent applications pending, and one patent issued. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of many foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful.

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

     The market for multiservice broadband access products is highly competitive. We compete directly with numerous companies, including Adtran, Alcatel, Carrier Access Corporation, Cisco Systems, Lucent Technologies, Siemens, Verilink, and Zhone Technologies. Many of our current and potential competitors have longer operating histories, greater name recognition, significantly greater selling and marketing, technical, manufacturing, financial, customer support, professional services and other resources, including vendor-sponsored financing programs. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products to leverage their customer bases and broaden product offerings to gain market share. In addition, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that compete with our products or even render our products obsolete. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing or new competitors. In addition, due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter our markets and further intensify competition.

     We believe that our existing OEM customers continuously evaluate whether to offer their own multiservice broadband access devices. If our OEM customers decide to internally design and sell their own multiservice broadband access devices, or acquire one or more of our competitors or their broadband access technologies, they could eliminate or substantially reduce their purchases of our products. One of our OEM customers, Lucent Technologies, accounted for 18% of our net revenue for the year ended December 31, 2002. In addition, growth of our business may cause our OEM customers, including Lucent, to view us as greater competition. Our OEM relationships could also be harmed as we develop and market new products that may compete directly with the products of our OEM customer. For example, our MBX product may compete with products offered by Lucent, which could adversely affect our relationship with that customer. We cannot assure you that our OEM customers will continue to rely, or expand their reliance, on us as an external source of supply for their multiservice broadband access devices. Because we rely on one OEM customer for a substantial portion of our net revenue, a loss of sales to this OEM customer could seriously harm our business, financial condition and results of operations.

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

     o the ability of competitive local exchange carriers, or CLECs, to obtain sufficient funding and to successfully grow their businesses.
     o cost constraints, such as installation, space and power requirements at the central offices of incumbent local exchange carriers, or ILECs;
     o compatibility of equipment from multiple vendors in service provider networks;
     o evolving industry standards for transmission technologies and transport protocols;
     o varying and uncertain conditions of the communications network infrastructure, including quality and complexity, electrical interference, and crossover interference with voice and data telecommunications services; and
     o    domestic and foreign government regulation.

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

     We are currently certified for ISO 9001 per the 1994 standard. Our registration expires in September 2003. We must be recertified against the new, 2000 ISO 9001 standard. Failure to achieve recertification could affect our relationships with many of our customers who require or prefer their vendors to be ISO 9001 certified.

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

                Additional Risks That May Affect Our Stock Price

Our stock has traded at or below $1.00 for more an extended period of time and may be subject to delisting from the Nasdaq SmallCap Market.

     Our common stock has recently traded at or below $1.00 and was subject to delisting from the Nasdaq National Market. After an oral hearing before the Nasdaq Listing Qualifications Panel, on September 20, 2002, the listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. Similar to the requirements of the Nasdaq National Market, one of the continued listing requirements for the Nasdaq SmallCap Market is the $1.00 minimum bid price requirement. On October 2, 2002, Nasdaq granted us a 180-day grace period, until March 30, 2003, to meet the $1.00 minimum bid price requirement. If shares of our common stock do not meet the minimum $1.00 per share closing bid price requirement on or before March 30, 2003, our stock could be delisted from the Nasdaq Stock Market. If our stock is delisted from the Nasdaq Stock Market, our stockholders could find it more difficult to dispose of, and obtain, accurate quotations as to the market value of, their shares, and the market price of our stock would likely decline further.

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

     In August 2000 we completed our initial public offering. Prior to our initial public offering there had not been a public market for our common stock. The stock market in general, and the Nasdaq Stock Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The trading prices and valuations of many technology companies are substantially below historical levels. These broad market and industry factors may further decrease the market price of our common stock, regardless of our actual operating performance.

Many corporate actions would be controlled by officers, directors and affiliated entities, if they acted together, regardless of the desire of other investors to pursue an alternative course of action.

     As of December 31, 2002, our directors, executive officers and their affiliated entities beneficially owned approximately 65% of our outstanding common stock after giving effect to the stockholders agreement executed by Jeffrey Drazan and certain entities affiliated with Sierra Ventures. These stockholders, if they acted together, could exert control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks related to interest rates and foreign currency exchange rates. Our investments in commercial paper and debt obligations are subject to interest rate risk, but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value as of December 31, 2002. To date, our international sales have been denominated primarily in U.S. dollars, and accordingly, a hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations. The functional currency of our subsidiary in the United Kingdom is the U.S. dollar and as the local accounts are maintained in British pounds, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S.
dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations.

Item 8. Consolidated Financial Statements

                   Index to Consolidated Financial Statements

                                                                                            Page
                                                                                            ----

Independent Auditors' Report .............................................................   34
Consolidated Balance Sheets as of December 31, 2001 and 2002 .............................   35
Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002   36
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years Ended
 December 31, 2000, 2001 and 2002 ........................................................   37
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002   39
Notes to Consolidated Financial Statements ...............................................   40

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VINA Technologies, Inc.
Newark, California

We have audited the accompanying consolidated balance sheets of VINA Technologies and subsidiaries (the Company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VINA Technologies and subsidiaries as of December 31, 2001 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


San Jose, California
January 22, 2003
(February 28, 2003 as to Note 15)

                             VINA TECHNOLOGIES, INC.
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                                         December 31,
                                                                                      2001          2002
                                                                                  -----------  -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $  15,805    $   4,567
   Restricted cash .............................................................         --         3,500
   Short-term investments ......................................................         500           50
   Common stock subscription receivable ........................................       9,589           --
   Accounts receivable, less of allowance for doubtful accounts
     of  $457 in 2001 and $245 in 2002 .........................................       8,059        3,348
   Inventories .................................................................       5,733        3,367
   Deposits ....................................................................          69        1,042
   Prepaid expenses and other ..................................................       1,493        1,312
                                                                                   ---------    ---------
        Total current assets ...................................................      41,248       17,186
Property and equipment, net ....................................................       5,271        1,968
Other assets ...................................................................         356           32
Acquired intangibles, net ......................................................       5,663        1,394
Goodwill, net ..................................................................      26,426           --
                                                                                   ---------    ---------
        Total assets ...........................................................   $  78,964    $  20,580
                                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................   $   7,798    $   2,979
  Accrued compensation and related benefits ....................................       2,234          900
  Accrued warranty .............................................................         696          414
  Other current liabilities ....................................................       2,708        1,915
  Short-term debt ..............................................................          --        3,000
                                                                                   ---------    ---------
  Total current liabilities ....................................................      13,436        9,208

Commitments and Contingencies (Note 9)

Stockholders' equity:
  Convertible preferred stock; $0.0001 par value; 5,000,000 shares
      authorized; none outstanding .............................................          --           --
  Common stock; $0.0001 par value; 125,000,000 shares authorized: 2001 and 2002,
      shares outstanding: 2001, 62,013,759; 2002, 62,080,636 ...................           6            6
  Additional paid-in capital ...................................................     194,814      189,297
  Deferred stock compensation ..................................................      (7,106)        (315)
  Accumulated deficit ..........................................................    (122,186)    (177,616)
                                                                                   ---------    ---------
        Total stockholders' equity .............................................      65,528       11,372
                                                                                   ---------    ---------
        Total liabilities and stockholders' equity .............................   $  78,964    $  20,580
                                                                                   =========    =========


                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                              Years Ended
                                                                              December 31,
                                                                              ------------
                                                                     2000        2001        2002
                                                                     ----        ----        ----

Net revenue ....................................................  $  32,078    $ 45,112    $ 25,143
Cost of revenue (excluding stock-based compensation) ...........     19,240      28,714      17,534
                                                                   --------    --------    --------
Gross profit (excluding stock-based compensation) ..............     12,838      16,398       7,609
                                                                   --------    --------    --------
Costs and expenses:
   Research and development (excluding stock-based compensation)     12,609      18,841      13,931
   Selling, general and administrative (excluding stock-based
     compensation) .............................................     21,124      22,697      14,515
   Stock-based compensation, net (*) ...........................     24,169      10,570       1,276
   In-process research and development .........................         --       5,081          --
   Amortization of intangible assets ...........................         --       8,243         789
   Impairment of goodwill and intangible assets ................         --          --      29,783
   Restructuring expenses (excluding stock-based compensation) .         --         991       2,941
                                                                   --------    --------    --------
        Total costs and expenses ...............................     57,902      66,423      63,235
                                                                   --------    --------    --------
Loss from operations ...........................................    (45,064)    (50,025)    (55,626)
Interest income ................................................      1,757       1,486         207
Interest expense ...............................................        (25)         --         (11)
Other (expense) ................................................         --        (103)         --
                                                                   --------    --------    --------
Net loss .......................................................  $( 43,332)   $(48,642)   $(55,430)
                                                                   ========    ========    ========
Net loss per share, basic and diluted ..........................  $   (2.63)   $  (1.31)   $  (0.90)
                                                                   ========    ========    ========
Shares used in computation, basic and diluted ..................     16,467      37,121      61,643
                                                                   ========    ========    ========

* Stock-based compensation, net:
      Cost of revenue ..........................................  $   1,855    $  1,016    $    520
      Research and development .................................      7,985       4,446       1,135
      Selling, general and administrative ......................     14,329       7,677       1,930
      Restructuring benefit ....................................         --      (2,569)     (2,309)
                                                                   --------    --------    --------
         Total .................................................   $ 24,169    $ 10,570    $  1,276
                                                                   ========    ========    ========


                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                      (In thousands, except share amounts)

                                                Convertible
                                              Preferred Stock               Common Stock
                                        -------------------------    -------------------------     Additional       Deferred
                                                                                                     Paid-In          Stock
                                           Shares        Amount         Shares         Amount        Capital      Compensation
                                           ------        ------         ------         ------        -------      ------------

Balances, December 31, 1999........      14,290,517           1         8,746,081          1          44,081         (13,523)
Comprehensive loss:
   Net loss........................              --          --                --         --              --              --
   Other comprehensive
       income, net of tax:
 Unrealized gain on available-for-
    sale investments...............              --          --                --         --              --              --
 Comprehensive loss................              --          --                --         --              --              --
Exercise of stock options..........              --          --         3,081,973         --           3,573              --
Repurchase of common stock.........              --          --          (425,866)        --            (231)             --
Sale of Series E convertible preferred
 stock (net of issuance of costs of $8)   3,404,140           1                --         --          23,820              --
Issuance of common stock (net of
   issuance costs of $4,967).......              --          --         3,450,000         --          36,433              --
Issuance of non-employee stock option
   for services....................              --          --                --         --             635              --
Conversion of convertible preferred
stock..............................     (17,694,657)         (2)       17,694,657          2              --              --
Deferred stock compensation........              --          --                --         --          36,397         (36,397)
Amortization of deferred stock
   compensation....................              --          --                --         --              --          23,534
                                         ----------      ------        ----------       ----        --------        --------
Balances, December 31, 2000........              --          --        32,546,845          3         144,708         (26,386)
Comprehensive loss:
   Net loss........................              --          --                --         --              --              --
 Other comprehensive
   loss, net of tax:
 Reclassification adjustment for
   gains included in net income....              --          --                --         --              --              --

Comprehensive loss.................              --          --                --         --              --              --

Exercise of stock options..........              --          --         1,018,448         --             485              --
Sale of common stock under
   employee stock purchase plan....              --          --           287,749         --             760              --
Repurchase of common stock.........              --          --          (355,924)        --            (706)             --
Issuance of common stock in
   acquisition.....................              --          --         4,148,745          1          42,643            (588)
Issuance of common stock
   for asset purchase..............              --          --         2,217,527         --           2,549              --
Private placement of common stock
   (net of issuance costs of $505).              --          --        22,150,369          2          11,721              --
Sale of warrants attached to common
   stock in private placement......              --          --                --         --           1,952              --
Stock-based compensation associated
   with private placement..........              --          --                --         --             289              --
Issuance of non-employee stock option
   for services....................              --          --                --         --               4              --
Net reversal of deferred stock
   compensation from forfeitures...              --          --                --         --          (9,591)          9,591
Amortization of deferred stock
   compensation....................              --          --                --         --              --          10,277
                                          ---------   ---------      ------------       ----        --------        --------
Balances, December 31, 2001                      --          --        62,013,759          6         194,814          (7,106)
Comprehensive loss:
   Net loss........................              --          --                --         --              --              --

Exercise of stock options..........              --          --           213,948         --              96              --
Repurchase of common stock.........              --          --           (78,982)        --            (107)             --
Sale of common stock under
  employee stock purchase plan.....              --          --           194,707         --             133              --
Close of Woodwind purchase escrow
   return of held shares...........              --          --          (262,796)        --            (124)             --
Net reversal of deferred stock
   compensation from forfeitures...              --          --                --         --          (5,515)          5,515
Amortization of deferred stock
   compensation....................              --          --                --         --              --           1,276
                                          ---------   ---------      ------------       ----        --------        --------
Balances, December 31, 2002........              --   $      --        62,080,636   $      6       $ 189,297       $    (315)
                                          =========   =========      ============   ========       =========       =========

                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                      (In thousands, except share amounts)

                                                                          Accumulated
                                                                             Other            Total
                                                        Accumulated      Comprehensive    Stockholders'     Comprehensive
                                                          Deficit           Income           Equity             Loss
                                                          -------           ------           ------             ----

     Balances, December 31, 1999....................       (30,212)             --                348

     Comprehensive loss:
      Net loss......................................       (43,332)             --            (43,332)        $(43,332)
      Other comprehensive income, net of tax:
      Unrealized gain on available-for-sale
        investments.................................            --              48                 48               48
                                                                                                              --------

     Comprehensive loss.............................            --              --                 --         $(43,284)
                                                                                                              ========
     Exercise of stock options......................            --              --              3,573
     Repurchase of common stock.....................            --              --               (231)
     Sale of Series E convertible preferred
      stock (net of issuance costs of $8)...........            --              --             23,821
     Issuance of common stock (net of
      (issuance costs of $4,967)....................            --              --             36,433
     Issuance of non-employee stock
      options for services..........................            --              --                635
     Conversion of convertible preferred stock......            --              --                 --
     Deferred stock compensation....................            --              --                 --
     Amortization of deferred stock
      compensation..................................            --              --             23,534
                                                         ---------           -----          ---------
     Balances, December 31, 2000....................       (73,544)             48             44,829
     Comprehensive loss:
      Net loss......................................       (48,642)             --            (48,642)        $(48,642)
      Other comprehensive loss, net of tax:
      Reclassification adjustment for
      gains included in net income..................            --             (48)               (48)             (48)
                                                                                                              --------
     Comprehensive loss.............................            --              --                 --         $(48,690)
                                                                                                              ========
     Exercise of stock options......................            --              --                485
     Sale of common stock under
      employee stock purchase plan..................            --              --                760
     Repurchase of common stock.....................            --              --               (706)
     Issuance of common stock in acquisition........            --              --             42,056
     Issuance of common stock
        for asset purchase..........................            --              --              2,549
     Private placement of common stock
        (net of issuance costs of $505).............            --              --             11,723
     Sale of warrants attached to common
        stock in private placement..................            --              --              1,952
     Stock-based compensation associated
        with private placement......................            --              --                289
     Issuance of non-employee stock option
        for services................................            --              --                  4
     Net reversal of deferred stock
        compensation from forfeitures...............            --              --                 --
     Amortization of deferred stock
        compensation, net of forfeitures............            --              --             10,277
                                                         ---------           -----          ---------
     Balances, December 31, 2001                          (122,186)             --             65,528
     Comprehensive loss:
        Net loss....................................       (55,430)             --            (55,430)        $(55,430)
                                                                                                              ========
     Exercise of stock options......................            --              --                 96
     Repurchase of common stock.....................            --              --               (107)
     Sale of common stock under
       employee stock purchase plan.................            --              --                133
     Close of Woodwind purchase escrow
        return of held shares.......................            --              --               (124)
     Net reversal of deferred stock
        compensation from forfeitures...............            --              --                 --
     Amortization of deferred stock compensation....            --              --              1,276
                                                         ---------           -----          ---------
     Balances, December 31, 2002....................     $(177,616)          $  --          $  11,372
                                                         =========           =====          =========

                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                        Years Ended December 31,
                                                                                --------------------------------------
                                                                                    2000          2001          2002
                                                                                -----------   -----------   ----------

 Cash flows from operating activities:
   Net loss................................................................       $(43,332)     $(48,642)     $(55,430)
   Reconciliation of net loss to net cash used in operating activities:
     Depreciation and amortization.........................................          1,042        10,080         2,792
     Disposal of property and equipment....................................             --            --         1,947
     Impairment of goodwill and intangible assets..........................             --            --        29,783
     Stock-based compensation, net.........................................         24,169        10,570         1,276
     In-process research and development...................................             --         5,081            --
     Accrued interest income on short-term investments.....................         (1,180)          797            --
     Changes in operating assets and liabilities, net of effects from acquisition in 2001:
         Accounts receivable...............................................         (2,774)       (2,810)        4,711
         Inventories.......................................................         (1,877)       (3,416)        2,366
         Prepaid expenses and other........................................         (2,483)        1,215          (792)
         Other assets......................................................            (58)         (220)          324
         Accounts payable..................................................          5,015        (1,294)       (4,819)
         Accrued compensation and related benefits.........................          1,697          (898)       (1,334)
         Accrued warranty..................................................            237            10          (282)
         Other current liabilities.........................................          1,455          (853)         (793)
                                                                                  --------      --------      --------
             Net cash used in operating activities.........................        (18,089)      (30,380)      (20,251)
                                                                                  --------      --------      --------

 Cash flows from investing activities:
     Purchases of property and equipment...................................         (3,782)       (1,108)         (648)
     Purchases of short-term investments...................................        (50,499)       (1,050)          (50)
     Proceeds from sales/maturities of short-term investments..............         15,000        36,432            --
     Net cash from acquisition.............................................             --          (454)           --
                                                                                  --------      --------       -------
     Net cash provided by (used in) investing activities...................        (39,281)       33,820          (698)
                                                                                  --------      --------       -------

 Cash flows from financing activities:
     Net proceeds from sale of convertible preferred stock.................         23,821            --            --
     Net proceeds from sale of common stock................................         36,433         4,086         9,589
     Proceeds from the sale of stock under employee stock purchase and stock
         option plans......................................................          3,573         1,245           229
     Repurchase of common stock............................................           (231)         (706)         (107)
     Proceeds from the issuance of short-term debt.........................             --            --         3,000
     Restricted cash related to short-term debt............................             --            --        (3,000)
     Proceeds from issuance of long-term debt..............................            375            --            --
     Repayments of long-term debt..........................................         (1,429)           --            --
                                                                                  --------      --------      --------
             Net cash provided by financing activities.....................         62,542         4,625         9,711
                                                                                  --------      --------      --------

 Net change in cash and cash equivalents...................................          5,172         8,065       (11,238)
 Cash and cash equivalents, Beginning of year..............................          2,568         7,740        15,805
                                                                                  --------      --------      --------
 Cash and cash equivalents, End of year....................................       $  7,740      $ 15,805      $  4,567
                                                                                  ========      ========      ========
 Noncash investing and financing activities:
     Deferred stock compensation, net of forfeitures.......................       $ 36,397      $ (9,591)     $     --
                                                                                  ========      ========      ========
     Conversion of convertible preferred stock into common stock...........       $ 48,120      $     --      $     --
                                                                                  ========      ========      ========
     Changes in unrealized gain on available-for-sale investments                 $     80      $    (80)     $     --
                                                                                  ========      ========      ========
     Common stock subscription receivable..................................       $     --      $  9,589      $     --
                                                                                  ========      ========      ========
     Issuance of common stock in acquisition...............................       $     --      $ 42,056      $     --
                                                                                  ========      ========      ========
     Issuance of common stock for asset purchase...........................       $     --      $  2,549      $     --
                                                                                  ========      ========      ========
 Supplemental disclosures of cash flow information:

        Cash paid for interest.............................................       $     64      $     --      $     11
                                                                                  ========      ========      ========
         Cash paid for taxes...............................................       $     10      $     19      $     21
                                                                                  ========      ========      ========

                 See notes to consolidated financial statements

                             VINA TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2000, 2001 and 2002

1. Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2002, the Company used cash in operating activities of $20.3 million. As of December 31, 2002, the Company had cash and cash equivalents of $4.6 million and an accumulated deficit of $177.6 million. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. The Company is also evaluating other sources of funding, such as the line of credit secured in February 2003. (See Note 15). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Business and Significant Accounting Policies

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

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, reserves for sales returns, provisions for inventory to reflect the net realizable value, valuation allowances against deferred income taxes, restructuring reserves and accruals for product warranty and other liabilities. Actual results could differ from those estimates.

     Certain Significant Risks and Uncertainties - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company only invests its cash in highly liquid and high investment grade instruments. The Company sells its products to distributors and end users primarily in the United States and generally does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition and maintains allowances for estimated potential bad debt losses. The Company's contract manufacturer has obtained or has on order substantial amounts of inventory to meet its revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill us for any excess component and finished goods inventory. The Company also has a non-cancelable purchase order with a major chip supplier for one of its critical components. (See Note 9)

     The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future consolidated financial position, results of operations or cash flows: advances, trends in new technologies and developing industry standards; competitive pressures in the form of new products or price reductions on current products; changes in the overall demand for products offered by the Company; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risk associated with changes in domestic and international economic and/or political conditions or regulations; the Company's ability to obtain additional capital to support operations; the Company's ability to integrate acquired businesses and the Company's ability to attract and retain employees necessary to support its growth.

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

     Restricted Cash - Restricted cash consists of cash and a certificate of deposit (CD) with a maturity of less than one year. This cash and CD are carried at fair value and are restricted as collateral for specified obligations under certain line of credit and lease agreements.

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

     Deposits - Deposits consist of money deposited with specific vendors and landlords as security. The carrying amounts are the values to be returned upon cessation of security requirements.

     Prepaid and other assets - Prepaid and other assets consists of various interest and other non-revenue receivables, prepaid licenses and royalties.

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

     Short-term debt - Short-term debt consists of a committed revolving line of credit with a term of one year, which bears interest at a rate of the Prime rate plus two percent. The line is secured by $3 million of restricted cash as of December 31, 2002. The line of credit is carried at fair value. The entire balance was repaid in January 2003.

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

     Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting

Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and to nonemployees using the fair value method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. See Note 10 for discussion of assumptions used in computing fair values and the pro forma results of operations, had the Company accounted for employee stock-based compensation in accordance with SFAS No. 123.

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

     Net Loss per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period excluding the weighted average common shares subject to repurchase. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be antidilutive.

     Comprehensive Loss - In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from nonowner sources in a consolidated statement of comprehensive loss, which has been included with the consolidated statements of stockholders' equity.

     Related Party Transactions - The Company accounts for related party transactions as arm's length agreements in the normal course of business. In 2002, the Company incurred consulting expenses of $100,000 from a director of the Company. As of December 31, 2002, $20,000 of such expense is included in accrued liabilities.

     New Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company stopped the amortization of intangible assets with indefinite lives (goodwill, which includes the reclass of workforce-in-place, and tradenames) with a net carrying value of $27.6 million at December 31, 2001 and annual amortization of $8.8 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The deterioration of the telecom industry and the decline of our product sales in 2002 were factors that required the Company to evaluate goodwill, determine it to be impaired, and record a $27.3 million impairment charge during 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets. " SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company on January 1, 2002. The deterioration of the telecom industry and the decline of our product sales in 2002 were factors that required the Company to evaluate intangibles, determine them to be impaired, and record a $2.5 million impairment charge during 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and to be made in regard of product warranties. Disclosures required under FIN 45 are already included in these financial statements, however, the initial recognition and initial measurement provisions of this FIN are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of the commitment to an exit plan. SFAS No. 146 states that a commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. It also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has elected to continue accounting for employee stock option plans according to APB No. 25, and the Company adopted the disclosure requirements under SFAS No. 148 commencing on December 31, 2002.

3. Short-Term Investments

     The Company's short-term investments at December 31, 2002 and 2001 consists of certificates of deposit in the amount of $50,000 and $500,000, respectively. The amortized cost of the investments is equivalent to the fair value at December 31, 2002 and 2001.

     Available-for-sale   debt  securities  and   certificates  of  deposit  are
classified as current assets as all maturities are within one year.

4. Inventories

     Inventories consist of the following (in thousands):

                                                       December 31,
                                                       ------------
                                                    2001         2002
                                                    ----         ----
          Raw materials and subassemblies.....     $1,783       $1,684
          Finished goods......................      3,950        1,683
                                                   ------       ------
          Inventories.........................     $5,733       $3,367
                                                   ======       ======

5. Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                            December 31,
                                                            ------------
                                                         2001         2002
                                                         ----         ----
          Computer equipment and software...........    $ 3,066     $ 1,531
          Machinery and equipment...................      4,449       3,415
          Furniture and fixtures....................        989         671
          Leasehold improvements....................        540         268
                                                        -------     -------
                                                          9,044       5,885
          Accumulated depreciation and amortization.     (3,773)     (3,917)
                                                        -------     -------
          Property and equipment, net...............    $ 5,271     $ 1,968
                                                        =======     =======

6. Acquisitions

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

Total purchase price:

Cash consideration...........    $  7,500
Common stock.................      39,465
Options assumed..............       2,591
Acquisition expenses.........         726
                                 --------
                                 $ 50,282
                                 ========
Purchase price allocation:

Fair market value
of net tangible assets
acquired at February 27, 2001..  $  6,728

                                            Economic
                                              Life
                                              ----
Intangible assets acquired:
 Workforce-In-Place...........      1,236       3
 Tradename....................        346       4
 Core technology..............      3,022       4
 Current technology...........        310       4
 In-process research
 and development..............      5,081       -
 Goodwill.....................     35,525       4
 Deferred tax liabilities.....     (1,966)      -
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

     In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options assumed in the acquisition as deferred stock compensation. Such deferred stock compensation, which aggregated $588,000, is recorded as a separate component of stockholders' equity and will be amortized over the vesting term of the related options. For the years ended December 31, 2001 and 2002, the Company amortized $125,000 and $32,000, respectively, as stock-based compensation related to these options in the accompanying consolidated statements of operations.

     The operating results of Woodwind have been included in the accompanying consolidated statements of operations since the date of acquisition. The following selected unaudited pro forma combined results of operations for the years ended December 31, 2000 and 2001 of the Company and Woodwind have been prepared assuming that the acquisition had occurred at the beginning of the periods presented. The following unaudited pro forma financial information is not necessarily indicative of the actual results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                               Pro Forma
                                                             December 31,
                                                        ---------------------
                                                           2000         2001
                                                           ----         ----
   Net revenue........................................  $  32,299    $  45,112
   Net loss...........................................  $ (61,469)   $ (48,340)
   Net loss per share.................................  $   (2.98)   $   (1.28)
   Shares used in calculation of net loss per share...     20,616       37,790

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

     Intellectual Property and Related Assets

     In December 2001, the Company purchased optical concentrator technology and related equipment from a related party by issuing 2,217,527 shares of the Company's common stock valued at $2.5 million on the purchase date. In addition, the Company incurred approximately $676,000 in direct acquisition expenses. The total purchase price of $3.2 million was allocated on a fair value basis resulting in $1.9 million of intellectual property (intangible assets) and $1.3 million of fixed assets. The acquired assets are being amortized over their useful lives ranging from three to four years.

7. Acquired Intangibles and Goodwill, Net

     As the Company operates in one reportable segment, the design, development, marketing and sale of multi-service broadband access communications equipment, and has only one reporting unit, VINA consolidated, the measurement of the fair value for goodwill is its market capitalization. The deterioration of the telecom industry and the decline in our current product sales in the first quarter, were factors that required the Company to evaluate the fair value of the intangible assets and goodwill. Management evaluated the fair value of the Company as determined by its market capitalization against its carrying value, net assets, and determined that the intangible assets and goodwill were impaired. In addition, under SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" the Company evaluated the intangible assets for impairment and determined a portion of the intangible assets were impaired. Also, under SFAS No. 142 "Goodwill and Other Intangible Assets" the Company evaluated the goodwill for impairment and determined that it was impaired. The Company recorded a $29.8 million impairment charge during 2002. The amount was comprised of $27.3 million of goodwill and $2.5 million intangible assets.

     Intangible assets consist of the following (in thousands):

                                      December 31, 2001                            December 31, 2002

                                      Gross                                Gross
                       Amortization   Carrying Accumulated                 Carrying Accumulated  Impairment
                       Period         Amount   Amortization   Net          Amount   Amortization Loss          Net
                       ----------------------------------------------------------------------------------------------
Core technology         4 years       $ 3,022  $   (630)   $ 2,392        $ 2,898   $   (935)    $ (1,963)          -
Current technology      4 years           310       (64)       246            310        (83)        (227)          -
Trade name              4 years           346       (73)       273            346        (73)        (273)          -
Intellectual property   4 years         1,859         -      1,859          1,859       (465)           -     $ 1,394
Workforce-in-place      3 years         1,236      (343)       893              -          -            -           -
                                    ---------------------------------------------------------------------------------
Total                                 $ 6,773  $ (1,110)   $ 5,663        $ 5,413   $ (1,556)    $ (2,463)    $ 1,394
                                    =================================================================================

     All of VINA's intangible assets are subject to amortization except for workforce-in-place and tradename. Workforce in place was reallocated to goodwill as of January 1, 2002.

Estimated future amortization expense is as follows (in thousands):

                     Fiscal year                  Total
                                                  -----
                            2003                  $ 465
                            2004                    465
                            2005                    464
                                     ------------------
              Total Amortization                $ 1,394
                                     ==================

     The changes in the carrying amount of goodwill, including workforce in place, for the year ended December 31, 2002 are as follows (in thousands):

Balance as of January 1, 2002             $    27,319
Impairment loss                               (27,319)
                                          -----------
Balance as of December 31, 2002           $         -
                                          ===========

     Had the provisions of FAS No. 142 been applied beginning on January 1, 2001 our net loss and net loss per share would have been as follows (in thousands except per share amounts):

                                       Year Ended December 31,
                                       -----------------------
                                                 2001
                                                 ----
Net loss as reported                         $  (48,642)
Add back amortization:
    Goodwill                                      7,133
    Workforce-in-place                              343
     Tradename                                       73
                                      ---------------------------
Adjusted net loss                            $  (41,093)
                                      ===========================

EPS - basic and diluted,                     $    (1.31)
as reported
Goodwill,                                          0.20
workforce-in-place and
tradename amortization

                                      ---------------------------
Adjusted EPS                                 $    (1.11)
                                      ===========================

8. Restructurings

     During the year ended December 31, 2001, the Company announced and completed a restructuring plan that included a workforce reduction and other operating reorganizations. As a result of the restructuring efforts, the Company reduced its workforce by approximately 20%. (See Note 15)

     During April and July 2002, the Company announced and completed restructuring plans intended to better align its operations with the changing market conditions. These plans were designed to prioritize VINA's growth areas of business, focus on profit contribution and reduce expenses. The restructurings includes a workforce reduction and other operating reorganizations. As a result of the restructuring efforts, the Company reduced its workforce by approximately 23% and 26% in April and July 2002, respectively.

     A summary of the restructuring benefit and expenses for the year ended December 31, 2002 is as follows (in thousands):

                                                             Stock
                                          Workforce       Compensation  Abandonment of     Capital
                                          Reductions        Benefits      Facilities      Equipment      Total
2000 remaining provision ..............   $    --           $    --       $    --         $    --       $    --
July 2001 provision ...................       991            (2,569)           --              --        (1,578)
Net provision utilized ................      (945)            2,569            --              --         1,624
                                          -------           -------       -------         -------       -------
2001 remaining provision ..............        46                --            --              --            46
April 2002 provision ..................       835            (1,547)          400             340            28
July 2002 provision ...................       602              (762)           35             945           820
December 2002 provision ...............        --                --           148              --           148
Net provision utilized ................    (1,483)            2,309          (485)         (1,285)         (944)
                                          -------           -------       -------         -------       -------
Balance at December 31, 2002 ..........   $    --           $    --       $    98         $    --       $    98
                                          =======           =======       =======         =======       =======

Workforce reductions - These restructuring programs resulted in the reduction of 80 employees across all functions (43 in April of 2002 and 37 in July 2002). The 2001 restructuring program resulted in the reduction of approximately 40 employees across all functions. As of December 31, 2002, the Company has disbursed the total amount related to the 2002 severance, $1,437,000, $945,000 related to the 2001 severance and have reversed $46,000 pertaining to the remaining balance from the 2001 workforce reduction.

Stock compensation benefits - In connection with the April 2002 workforce reduction, the Company recorded a net benefit of $ 1,547,000. This net benefit resulted from a $1,577,000 benefit for the reversal of prior period estimated stock compensation expense on forfeited stock options offset by $30,000 of stock compensation expense resulting from the acceleration of unvested stock options in accordance with employee separation agreements. The July 2002 workforce reduction resulted in a benefit of $762,000 for the reversal of prior period estimated stock compensation expense on forfeited stock options. The July 2001 workforce reduction resulted in a benefit of $2,569,000. This net benefit resulted froma $3.0 million benefit for the reversal of prior period estimated stock compensation expense on forfeited stock options, offset by $431,000 of stock compensation expense resulting from the acceleration of unvested stock options in accordance with employee separation agreements.

Abandonment of facilities - Part of the restructuring included the closure of our engineering facilities in Maryland and Texas in April 2002 and July 2002, respectively. In December 2002, the Company incurred an additional restructuring charge of $148,000 for the remaining portion of the Maryland lease. (See Note
15). There were no facilities closed as part of the July 2001 restructuring and therefore there were no associated costs.

Capital equipment - As a result of the closing of our Maryland and Texas facilities and our reductions in headcount, the Company determined that it had excess capital equipment with total book values substantially less than market value. The Company finalized the dispositions in September of 2002. There was no excess capital equipment related to the 2001 restructuring.

9. Commitments and Contingencies

     Leases - The Company leases office space under various noncancelable, operating leases that expire through 2007. The Company has an option to renew the primary facility lease for an additional five years at the then current market rent. Future obligations under the Company's operating leases are as follows (in thousands):

                  Years Ending December 31:
                  2003...........................    $    467
                  2004...........................         337
                  2005...........................         430
                  2006...........................         491
                  2007...........................         292
                                                      -------
                  Lease commitments..............     $ 2,017
                                                      =======

     Rent expense incurred under the operating leases for, 2000, 2001 and 2002 was $703,000, $1.4 million, and $1.7 million, respectively.

     The Company records rent expense under non-cancelable operating leases using a straight-line method after consideration of increases in rental payments over the lease term, and records the difference between actual payments and rent expense as deferred rent included within the caption other current liabilities in the accompanying consolidated balance sheets.

     Litigation - The high technology and telecommunications industry in which the Company operates is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company is not a party to any such litigation; however any such litigation in the future could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

     Purchase Commitments - The Company's contract manufacturer has obtained or has on order substantial amounts of inventory to meet their revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill for any excess component and finished goods inventory. The Company also has a non-cancelable purchase order with a major chip supplier for one of its critical components. As of December 31, 2002, the estimated purchase commitments and non-cancelable purchase orders to those companies is $1.6 million. In August 2002, the Company placed $1.0 million on deposit with its contract manufacturer as security against these purchase commitments.

     Warranty - The Company provides a full 60-month parts and factory labor warranty against defects in materials and workmanship for all VINA Integrated Access Device (IAD) product lines. A 12-month parts and factory labor warranty against defects in materials and workmanship is provided for all VINA Integrated Multi-Service Access Platform (IMAP) product lines. All VINA-supplied software is also covered by a 60-month warranty for IAD products, and a 12-month warranty for IMAP products. The Company accounts for warranty liability by taking a charge in the period of shipment for the estimated warranty costs that will be incurred related to shipments. A weighted average of the cost per warranty transaction per product line is developed taking into consideration: the costs of freight, replacement, rework and repair. Estimated returns over time are calculated taking into account experience by product line. A warranty liability is calculated by applying the number of units under warranty against a factor representing the likelihood of a return and the estimated cost per return transaction. Actual warranty charges are tracked and reported separately from other transactions.

     The changes in the warranty reserve balances during the years ended December 31, 2002 and 2001 are as follows (in $ thousands):

                                                           2001     2002
                                                           ----     ----
Balance at beginning of year ...........................   $ 686    $ 696

Payments made under the warranty .......................     (58)    (228)

Product warranty issued for new sales ..................      88      (18)

Changes in accrual in respect of warranty periods ending     (20)     (36)
                                                           -----    -----
Balance at the end of year .............................   $ 696    $ 414
                                                           =====    =====

10. Stockholders' Equity

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

     Restricted Common Stock

     Restricted common stock issued under certain stock purchase agreements is subject to repurchase by the Company. The number of shares subject to repurchase is generally reduced over a four-year vesting period. At December 31, 2000, 2001, and 2002, 433,334 shares, 260,000 shares, and 141,940 shares respectively, were subject to repurchase.

     Stockholders' Rights Plan

     During 2001, the Company's Board of Directors declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, of the Company, at a price of $35.00 per one one-thousandth of a share, subject to certain antidilution adjustment provisions. The Rights, as amended, are exercisable in the event that a person, entity or group acquires beneficial ownership of 20% or more of the outstanding shares of VINA's common stock. The Rights will expire on the earlier of (i) July 25, 2011, (ii) consummation of a merger transaction meeting certain requirements, or (iii) redemption or exchange of the Rights by the Company. At December 31, 2002 62,080,636 Rights were outstanding.

     Common Stock - Private Placement

     During the fourth quarter of 2001, the Company completed a $14.2 million private placement equity financing. Under the subscription agreement, the Company issued 22,150,369 shares of common stock at a weighted average price of $0.64 per share. In addition, warrants to acquire 7,090,000 shares of the Company's common stock were attached to the common stock. The warrants are immediately exercisable at $1.00 per share and expire three years from the date of issuance or upon the Company's stock price exceeding predefined trading prices. All such warrants were outstanding at December 31, 2002.

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

     Net Loss Per Share

     The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):

                                                           Years Ended December 31,
                                                           ------------------------
                                                          2000       2001       2002
                                                          ----       ----       ----
Weighted average common shares outstanding ..........    18,927     38,239     62,098
Weighted average common shares outstanding subject to
   repurchase .......................................    (2,460)    (1,118)      (455)
                                                        -------    -------    -------
Shares used in computation, basic and diluted .......    16,467     37,121     61,643
                                                        =======    =======    =======

     During all periods presented, the Company had securities outstanding, which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at: December 31, 2000, 1,859,680 shares of common stock subject to repurchase and options to purchase 10,692,788 shares of common stock; December 31, 2001, 915,461 shares of common stock subject to repurchase and options to purchase 13,353,743 shares of common stock and warrants to purchase 7,090,000 shares of common stock; December 31, 2002, 141,940 shares of common stock subject to repurchase and options to purchase 5,625,010 shares of common stock and warrants to purchase 7,090,000 shares of common stock.

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

     Under the 2000 Stock Incentive Plan, the Company may grant options to purchase or directly issue common stock to employees, outside directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than par value at the date of grant for non-statutory stock options. These options generally expire ten years from the date of grant and are generally immediately exercisable. The Company has a right to repurchase (at the option exercise price) common stock issued under option exercises for unvested shares. The right of repurchase generally expires 25% after the first 12 months from the date of grant and then ratably over a 36-month period. Settlement and vesting terms for awards of restricted stock, stock appreciation rights, and stock units are governed by individual agreements. There were no awards of restricted stock, stock appreciation rights or stock units in 2000, 2001 and 2002.

     In May 2002, the Board of Directors approved a Stock Option Exchange Program. Under this program, eligible employees could elect to exchange certain outstanding stock options with an exercise price greater than or equal to $1.00 for a new option to purchase the same number of shares of the Company's common stock. The replacement options are to be issued at least six months and one day after the cancellation date, August 15, 2002, and will be issued from the 2000 Stock Option Plan. The new options will be non-statutory stock options and will have an exercise price equal to closing price of the Company's common stock on the date prior to the replacement date. The new options will vest according to the same schedule as the cancelled options. As of the cancellation date, the Company had accepted 2,692,082 shares for exchange under the Program. (See Note 15 for replacement options granted after year end.)

     Stock option activity under the stock plan is summarized as follows:

                                                               OUTSTANDING OPTIONS
                                                               -------------------
                                                                             WEIGHTED
                                                                              AVERAGE
                                                               NUMBER        EXERCISE
                                                              OF SHARES        PRICE
                                                              ---------        -----

Balances at January 1, 2000 (1,163,408 shares vested at a
   weighted average exercise price of $0.33 per share) ....     7,540,482    $   0.64
Granted (weighted average fair value of $6.53 per share) ..     7,555,391        3.47
Canceled ..................................................    (1,321,112)       1.58
Exercised .................................................    (3,081,973)       1.16
                                                               ----------
Balances at December 31, 2000 (1,463,399 shares vested at a
   weighted average exercise price of $0.643 per share) ...    10,692,788        2.37
Granted (weighted average fair value of $1.46 per share) ..     6,802,243        1.51
Canceled ..................................................    (3,122,840)       2.74
Exercised .................................................    (1,018,448)       0.48
                                                               ----------
Balances at December 31, 2001 (3,656,376 shares vested at a
   weighted average exercise price of $1.85 per share) ....    13,353,743        1.99
Granted (weighted average fair value of $0.37 per share) ..     1,770,375        0.40
Canceled ..................................................    (9,285,160)       2.20
Exercised .................................................      (213,948)       0.45
                                                               ----------
Balances at December 31, 2002 .............................     5,625,010    $   1.21
                                                               ==========

     At December 31, 2002, the Company had 13,427,116 shares available for future grants under the 2000 Stock Incentive Plan.

     Additional information regarding options outstanding at December 31, 2002 is as follows:

                                          OPTIONS OUTSTANDING                         VESTED OPTIONS
                          ------------------------------------------------   ---------------------------------
                                         WEIGHTED
                                         AVERAGE           WEIGHTED                                  WEIGHTED
                                        REMAINING          AVERAGE                                   AVERAGE
    RANGE OF                NUMBER     CONTRACTUAL         EXERCISE              NUMBER              EXERCISE
 EXERCISE PRICES         OUTSTANDING   LIFE (YEARS)         PRICE                VESTED                PRICE
 --------------          -----------   -----------         -------               ------              -------

  $0.13 - $0.36          1,168,964          7.8           $  0.30                624,900              $  0.20
  $0.40 - $0.61          1,335,027          8.0              0.59                900,292                 0.57
  $0.70 - $1.00          1,177,303          7.1              0.98                965,422                 0.99
  $1.03 - $1.92          1,396,082          8.3              1.55                642,193                 1.64
  $2.00 - $6.50            547,634          7.6              4.31                359,303                 4.00
                         ---------                                             ---------

  $0.13 - $6.50          5,625,010          7.8           $  1.21              3,492,110              $  1.17
                         =========                                             =========

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

     Shares issued under the ESPP were 194,707 in 2002 at a weighted average price of $0.68 per share. There were 677,544 shares available for future issuance under this plan at December 31, 2002.

     Stock-Based Compensation

     As discussed in Note 2, the Company accounts for employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25) and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation relating to equity instruments issued to non-employees based on the fair value of options or warrants estimated using the Black-Scholes model on the date of grant in compliance with the Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense resulting from non-employee options is amortized using the multiple option approach in compliance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

     Pursuant to FIN No. 44, options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of the assumed options is included as part of the purchase price. The intrinsic value attributable to the unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the related options. Options assumed by the Company related to the business combination made on behalf of the Company subsequent to July 1, 2000 (the effective date of FIN No. 44) have been accounted for pursuant to FIN No. 44.

     The Company's calculations of fair value for employee stock-based compensation were made using the Black-Scholes option pricing model, which requires subjective assumptions, including expected time to exercise and future stock price volatility, which greatly affects the calculated values. The following weighted average assumptions were used to calculate the fair value of employee awards under the Company's option plans: expected life, 3.2 years in 2000, 2001 and 2002; volatility, 29% in 2000, 75% in 2001 and 154% in 2002; risk free interest rate, 6.4% in 2000, 4.2% in 2001 and 3.1% in 2002; and no dividends during the expected term. The Company's fair value calculations on stock-based awards under the ESPP in 2001 and 2002 were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months; volatility, 75% in 2001 and 154% in 2002; risk free interest rate of 3.74 in 2001 and 3.05% in 2002; and no dividends during the expected term. The Company's calculations are based on a multiple option award valuation and amortization approach, which results in accelerated amortization of the expense. Forfeitures are recognized as they occur.

     For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts):



                                                                                 Years Ended December 31,
                                                                    ------------------------------------------------

                                                                          2000             2001             2002
                                                                          ----             ----             ----
Net loss, as reported ...........................................   $     (43,332)   $     (48,642)  $     (55,430)
 Add:  Stock-based compensation included in reported net loss,
      net of related tax effects ................................          23,534            9,747           1,273
Less:  Stock-based compensation expense determined under the fair
      value method for all awards, net of related tax effects ...         (24,426)         (15,503)         (1,019)
                                                                    -------------    -------------   -------------
Pro forma net loss ..............................................   $     (44,224)   $     (54,398)  $     (55,176)
                                                                    =============    =============   =============
Net loss per share, as reported - basic and diluted .............   $       (2.63)   $       (1.31)  $       (0.90)
                                                                    =============    =============   =============
Pro forma net loss per share - basic and diluted ................   $       (2.69)   $       (1.47)          (0.90)
                                                                    =============    =============   =============

11. Income Taxes

     The Company recorded no income tax benefit or provision in any of the periods presented. The difference between the recorded amounts is reconciled to the federal statutory rate as follows (in thousands):

                                                                        2000        2001         2002
                                                                        ----        ----         ----
          Federal statutory tax benefit at 35%..................     $ (15,166)  $ (17,025)   $ (19,401)
          State tax benefit.....................................        (2,490)       (800)      (1,123)
          Research and development credits......................          (774)       (400)          --
          Nondeductible stock compensation......................         9,848       4,249          447
          In process research and development...................            --       2,043           --
          Amortization of goodwill and intangible assets........            --       3,313           --
          Impairment of goodwill                                            --          --        9,562
          Change in valuation allowance.........................         8,973       8,040       11,463
          Other.................................................          (391)        580         (948)
                                                                     ---------   ---------    ----------
          Income taxes..........................................     $      --   $      --    $      --
                                                                     =========   =========    =========

     The components of net deferred tax assets are as follows (in thousands):

                                                                       December 31,
                                                                    2001          2002
                                                                -----------   --------
          Deferred tax assets:
           Accruals and reserves not currently deductible...     $   2,730    $    1,661
           Net operating loss carryforwards.................        26,492        37,313
           Tax credit carryforwards.........................         2,423         2,769
           Identified acquisition intangibles...............        (1,626)           --
           Other............................................           937           676
                                                                 ---------     ---------
                                                                    30,956        42,419
          Valuation allowance...............................       (30,956)      (42,419)
                                                                 ---------    -----------

          Net deferred tax assets...........................     $      --    $       --

                                                                 =========     =========

     Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $11.5 million during 2002.

     As of December 31, 2002, the Company had available for carryforward net operating losses for federal and state income tax purposes of approximately $98.0 million and $36.0 million, respectively. Net operating losses of approximately $1.3 million and $800,000 for federal and state tax purposes, respectively, attributable to the tax benefit relating to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options are excluded from the components of deferred income tax assets. The tax benefit associated with this net operating loss will be recorded as an adjustment to stockholders' equity when the Company generates taxable income. Federal net operating loss carryforwards will expire, if not utilized, in 2011 through 2022. State net operating loss carryforwards will expire, if not utilized, in 2006 through 2014.

     As of December 31, 2002, the Company had available for carryforward research and experimentation tax credits for federal and state income tax purposes of approximately $1.5 million and $1.6 million, respectively. Federal research and experimentation tax credit carryforwards expire in 2011 through 2022. The Company also had approximately $300,000 in California manufacturers investment credits.

     Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Use of approximately $14.0 million of the net operating loss carryforward of Woodwind from periods prior to the merger with the Company is limited to approximately $2.7 million per year. The Company's ability to utilize other net operating loss and tax credit carryforwards may be further limited as a result of an ownership change. Such a limitation could result in the expiration of carryforwards before they are utilized.

12. Customer Concentrations

     The following table summarizes net revenue and accounts receivable for customers which accounted for 10% or more of accounts receivable or net revenue:

                         Accounts Receivable                Net Revenue
                         -------------------                -----------
                            December 31,             Years Ended December 31,
                            ------------             ------------------------

       CUSTOMER           2001       2002         2000       2001       2002
    -------------        ------     ------       ------     ------     ------
    A...............       23%        --           --         --         --
    B...............       12%        27%          31%        44%        18%
    C...............       --         17%          --         --         --
    D...............       32%        21%          --         --         37%
    E...............       28%        26%          28%        21%        16%
    F...............       --         --           --         12%        --

13. Employee Benefit Plan

     The Company has a 401(k) tax deferred savings plan to provide for retirement of employees meeting certain eligibility requirements. Employee contributions are limited to 20% of their annual compensation subject to IRS annual limitations. The Company may make contributions at the discretion of the Board of Directors. There were no discretionary employer contributions to the 401(k) plan in 2000, 2001, or 2002.

14. Segment Information

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

15. Subsequent Events

As of December 31, 2002, the Company had a certificate of deposit for $3.0 million that secured a $3.0 million committed revolving line of credit. In January 2003, the Company remitted full payment for the $3.0 million revolving line of credit.

In January 2003, the Company announced and completed a restructuring plan intended to better align its operations with the continued decline in the telecommunications market. This plan was designed to focus on profit contribution and reduce expenses. The restructuring includes a workforce reduction with related severance and outplacement of approximately $296,000. The restructuring has been accounted for in accordance with the provisions of SFAS No. 146.

On February 17, 2003, the Company granted 2,601,982 option grants as part of the Stock Option Exchange Program approved by the Board of Directors in May 2002. Under this program, eligible employees were able to make an election to exchange certain outstanding stock option grants with an exercise price greater than or equal to $1.00 for a new option to purchase the same number of shares of VINA Technologies Inc. common stock. The replacement option was issued per the Option Exchange Program at least six months and one day after the cancellation date of August 15, 2002. The new options were issued from the Company's 2000 Stock Option Plan and are non-statutory stock options. The individuals participating in this program were employees of VINA Technologies, Inc. on the replacement grant date making them eligible to receive the new stock options. No consideration for the canceled stock options was provided to individuals terminating employment prior to the replacement grant date. The new option has an exercise price of $0.16, which is equal to VINA Technologies Inc. common stock's closing price on the date prior to the replacement grant. The new stock options will continue to vest on the same schedule as the canceled options.

In February 2003, the Company reached a settlement agreement to terminate the lease for its Maryland facility. Actual lease termination costs are $98,000, which has resulted in a change in estimate of the restructuring charges originally accrued as of December 31, 2002. The decrease in restructuring reserves of $318,000 has been reflected in the consolidated financial statements as of December 31, 2002.

In February 2003, the Company established an asset secured credit line with a bank for up to $3.5 million. The Company needs to meet monthly covenants to be able to borrow against this credit line and can meet them currently. The credit line has a one-year duration and has terms of prime plus 2%. There is no outstanding balance on this credit line.

16. Selected Consolidated Quarterly Financial Results (Unaudited)

     The following tables set forth selected unaudited quarterly results of operations for the years ended December 31, 2001 and 2002 (in thousands, except per share amounts). In the opinion of management, such un-audited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

                                                                   Quarter Ended
                                 ---------------------------------------------------------------------------------
                                 Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                   2001      2001      2001      2001      2002      2002      2002      2002
                                 -------   -------   --------  --------  -------   -------   --------  --------
Net revenue .....................$ 11,029  $ 12,028  $ 13,010  $  9,045  $  6,439  $ 6,624   $  6,035   $  6,045

Gross profit (excluding
   stock-based compensation) ....   2,783     4,958     5,211     3,446       314    2,463      2,480      2,352

Loss from operations ............ (19,188)  (12,378)   (7,496)  (10,963)  (41,165)  (5,566)    (6,957)    (1,938)
Net loss ........................ (18,576)  (11,998)   (7,219)  (10,849)  (41,093)  (5,482)    (6,934)    (1,921)
Net loss per share, basic and
   diluted ......................$  (0.57) $  (0.34) $  (0.20) $  (0.25) $  (0.67) $ (0.09)  $  (0.11)  $  (0.03)
Shares used in computation, basic
   and diluted ..................  32,783    35,589    36,139    43,974    61,531   61,546     61,623     61,871


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item (with respect to identification of directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K) is incorporated by reference from the information under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2003 Annual Meeting of Stockholders (the "Proxy Statement"). For information with respect to the executive officers of the Company, see "Executive Officers" at the end of Part I of this report.

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

Item 14. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

                                                                       Page
                                                                       ----

     Schedule II-- Valuation & Qualifying Accounts                      62

     Schedules other than those referred to above have been omitted because they are not applicable or not required or because the information is included elsewhere in the consolidated financial statements or the notes thereto.

     (3) Exhibits

     See Item 15(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 2002.

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

     24.1 Power of Attorney (see page 59 of this Form 10-K).

+ Confidential treatment has been granted with respect to certain portions of this agreement.

*    Indicates management contract or compensatory plan or arrangement.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newark, State of California on the 17th day of March 2003.

                                              VINA TECHNOLOGIES, INC.

                                              By  /s/ W. MICHAEL WEST
                                                 -------------------------------
                                                 W. Michael West
                                                 Chairman of the Board and
                                                 Chief Executive Officer

     KNOW ALL  PERSONS  BY THESE  PRESENTS,  that each  person  whose  signature appears below constitutes and appoints W. Michael West and Stanley E. Kazmierczak, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                               Title                                Date
          ----                               -----                                ----


/s/ W. Michael West               Chairman of the Board and Chief Executive     March 17, 2003
-----------------------------     Officer (Principal Executive Officer)
W. Michael West


/s/ Stanley E. Kazmierczak        Vice President, Finance and Administration    March 17, 2003
-----------------------------     and Chief Financial Officer (Principal
Stanley E. Kazmierczak            Financial and Accounting Officer)


/s/ Jeffrey M. Drazan             Director                                      March 17, 2003
-----------------------------
Jeffrey M. Drazan


/s/ John F. Malone                Director                                      March 17, 2003
-----------------------------
John F. Malone


/s/ Philip J. Quigley             Director                                      March 17, 2003
-----------------------------
Philip J. Quigley


/s/ Paul Scott                    Director                                      March 17, 2003
-----------------------------
Paul Scott


/s/ Joshua W. Soske               Director                                      March 17, 2003
-----------------------------
Joshua W. Soske


                                 Certifications


     I, W. Michael West, certify that:

     1. I have reviewed this annual report on Form 10-K of VINA Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this anual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003

By: /s/ W. Michael West
    --------------------
    W. Michael West
    Chief Executive Officer
    (Principal Executive Officer)

     I, Stanley E. Kazmierczak, certify that:

     1. I have reviewed this annual report on Form 10-K of VINA Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 17, 2003

By: /s/ Stanley E. Kazmierczak
    --------------------------
    Stanley E. Kazmierczak
    Chief Financial Officer
    (Principal Financial and Accounting Officer)

                             VINA TECHNOLOGIES, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                      Balance at      Charged to    Deductions-
                                                     beginning of      costs and    write-offs     Balance at
                                                        period         expenses     of account    end of period
                                                     ------------    -----------   ----------------------------

Allowance for doubtful accounts and sales returns
Year ended
 December 31, 2002                                      $ 457           $ 272          $ 484           $ 245
 December 31, 2001                                        335             222            100             457
 December 31, 2000                                        221             131             17             335


Accrued warranty:
Year ended
 December 31, 2002                                      $ 696           $ (54)         $ 228           $ 414
 December 31, 2001                                        686              68             58             696
 December 31, 2000                                        449             393            156             686


Inventory reserves:
Year ended
 December 31, 2002                                      $ 463           $  60          $ 243           $ 280
 December 31, 2001                                        110             577            224             463
 December 31, 2000                                         90              31             11             110
