Form 10-K/A
period 2002-12-31
VINA TECHNOLOGIES INC
filed 2003-04-30
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
     (Mark One)

       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ To __________

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

     As of April 21, 2003, there were 62,189,930 shares of Common Stock, $0.0001 per share par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                Explanatory Note

     On March 17, 2003, VINA Technologies, Inc. filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the year ended December 31, 2002 (the "Initial 10-K"). In accordance with SEC rules, VINA incorporated by reference Part III of the Initial 10-K from the Proxy Statement to be filed by VINA in connection with the 2003 VINA Annual Meeting of Stockholders, which VINA anticipated filing on or before April 30, 2003. Since the filing date of the Initial 10-K, VINA has determined that it will not file its definitive Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial 10-K to include the disclosures required by Part III of Form 10-K. This Annual Report on Form 10-K/A amends Part III of the Initial 10-K in order to include those disclosures required by Part III of Form 10-K.

     In this report, all references to "VINA" "we," "us," "our" or the "Company" mean VINA Technologies, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of VINA

     Set forth below is information concerning the members of our Board of Directors and their respective ages as of March 31, 2003. Steven M. Bauman, our former Chief Executive Officer and President and a director, resigned as an executive officer and from the Board of Directors of VINA on April 1, 2002.

Class I - Term Expiring at the 2004 Annual Meeting

     Jeffrey M. Drazan, age 44, has served as a director since June 1996. Mr. Drazan has been a General Partner of Sierra Ventures since 1984, a venture capital fund focusing its investments in early stage technology-related companies.

     Paul Scott, age 49, has served as a director since September 2001. Mr. Scott has been Vice President of Vocera Communications, a provider of wireless voice communications systems, since September 2002. Mr. Scott was Senior Vice President of Worldwide Sales of Nuance Communications, Inc. from February 2000 to July 2002. Mr. Scott served as Senior Vice President, Sales of Lucent Technologies, Octel Messaging Division from 1996 until February 2000. Mr. Scott served as Vice President, Sales of Octel Communications Corporation, a voice-messaging manufacturer from 1992 until 1996. He previously held various sales management positions at Octel Communications.

     Joshua W. Soske, age 43, has served as a director since VINA's inception and was one of VINA's founders. Mr. Soske served as VINA's President and Chief Executive Officer from inception until August 1999 and as Executive Vice President and Chief Technology Officer from August 1999 until July 2001. He has been President and founder of International Design and Research, a communications consulting firm that provides management, architectural design and contract manufacturing services dealing primarily with telephone, data network, and television technologies since March 1979.

Class II - Term Expiring at the 2005 Annual Meeting

     John F. Malone, age 55, has served as a director since January 1997. Mr. Malone has been President and Chief Executive Officer of The Eastern Management Group, a management consulting firm supplying professional services to major communications companies since April 1979. Mr. Malone worked at AT&T where he developed corporate strategy and managed sales and marketing organizations from Ohio to New York.

     W. Michael West, age 52, has served as Chairman of the Board of Directors since June 1999, and on April 1, 2002, was appointed by the Board of Directors to serve as Chief Executive Officer of VINA. He served as Executive Vice

President for Lucent Technologies from September 1997 to January 1998. Mr. West was President, Chief Operating Officer and a director of Octel Communications from January 1995 to August 1997, after having served as Executive Vice President from September 1986 to January 1995. Mr. West held multiple positions with Rolm Corporation from 1979 to September 1986, most recently as General Manager of the National Sales Division.

Class III -Term Expiring at the 2003 Annual Meeting

     Philip J. Quigley, age 60, has served as a director since April 1998. Mr. Quigley was Chairman, President, and Chief Executive Officer of Pacific Telesis Group, a telecommunications holding company, from April 1994 until his retirement in December 1997. Mr. Quigley previously served as President and Chief Executive Officer of Pacific Bell, Executive Vice President and Chief Operating Officer of PacTel Corporation, and Chief Executive Officer of PacTel Personal Communications. Mr. Quigley serves as a director of Wells Fargo & Company and Nuance Communications, Inc. and as an advisory director of Thomas Weisel Partners LLC.

Executive Officers of VINA

     Except for W. Michael West, our Chief Executive Officer, whose background is discussed above, set forth below is information concerning our executive officers who report under Section 16 of the Securities Exchange Act of 1934, as amended, and their ages as of March 31, 2003:

     Stanley E. Kazmierczak, age 42, has served as our Vice President, Finance and Administration, Chief Financial Officer and Secretary since July 1999. Mr. Kazmierczak served as Chief Financial Officer and Vice President, Finance and Operations of Digital Link, a supplier of networking products, from January 1999 to July 1999, and as Chief Financial Officer from December 1992 to July 1999. He was Vice President, Finance and Administration of Digital Link from March 1996 to January 1999.

     Darrell R. Furlong, age 45, has served as our Vice President, Engineering since September 2001. Mr. Furlong was Senior Vice President of Research and Development and Chief Technology Officer for Metrobility Optical Systems from October 1997 to September 2001. Mr. Furlong served as a Director of the router division of Bay Networks/Wellfleet (acquired by Nortel Networks) from June 1992 to October 1997. He also directed all hardware development activities at Concord Communications from May 1986 to June 1992.

     C. Reid Thomas, 41, has served as our Executive Vice President, Sales and Product Marketing since July 2001. Mr. Thomas served as our Vice President, Sales from April 2000 until July 2001. He served as Managing Director, Sales for Lucent Technologies, where he was responsible for AT&T Markets from August 1996 to April 2000. Prior to his employment with Lucent, Mr. Thomas was Group Manager, Strategy and Alliances for Octel Communications, from January 1995 to August 1996.

     There are no family relationships among VINA's executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of our Common Stock are required to report their initial ownership of our Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to identify in this report those persons who failed to timely file these reports. Based solely upon copies of reports filed with the Securities and Exchange Commission, we believe that all of such filing requirements were satisfied for 2002 except the following individuals failed to file timely reports for such fiscal year: Mr. Soske did not report 5,000 shares sold in January 2002 on a timely filed Form 4 report but the sale was reported on an amended Form 4 filed in March 2002.

Item 11. Executive Compensation

     The following table sets forth compensation for services rendered in all capacities to VINA for the fiscal years ended December 31, 2002, 2001 and 2000, of (i) our Chief Executive Officer and (ii) our five other most highly compensated executive officers whose total annual salary and bonus for fiscal year 2002 exceeded $100,000 (the "Named Officers").

                                                           Summary Compensation Table
                                                              Annual Compensation

                                                                                              Long Term
                                                                                Other        Compensation
                                                                               Annual         Securities          All
                                                                Bonus       Compensation      Underlying         Other

      Name and Principal Position          Year    Salary ($)    ($)(1)          ($)           Options       Compensation
---------------------------------------------------------------------------------------------------------------------------
                                          2002        $135,100(3)      $-            -           400,000           $ 858(4)
W. Michael West (2)                       2001         100,000          -            -           400,000             138(5)
     Chairman of the Board and Interim    2000         100,000          -            -                 -               -
     Chief Executive Officer
---------------------------------------------------------------------------------------------------------------------------

Steven M. Bauman (6)                      2002         248,634 (7)      -            -         2,034,000             567(8)
     President and Chief Executive        2001         240,000          -            -         2,034,000               -
     Officer                              2000         200,000     35,417            -         1,910,000               -
---------------------------------------------------------------------------------------------------------------------------

Stanley E. Kazmierczak                    2002         195,000          -            -           662,000             882(9)
     Vice President, Finance and          2001         185,000          -            -           612,000             162(10)
     Administration, Chief Financial      2000         175,000     52,500            -           488,000              -
     Officer and Secretary
---------------------------------------------------------------------------------------------------------------------------

Thomas J. Barsi (11)                      2002         180,000          -            -           383,000           5,635(12)
     Vice President, Business             2001         170,000          -            -           298,000             114(13)
     Development and Marketing            2000         160,191     48,000            -           200,000               -
     Communications
---------------------------------------------------------------------------------------------------------------------------

C. Reid Thomas (14)                       2002         185,000          -       64,384 (15)      520,000           5,670(18)
     Executive Vice President, Sales      2001         190,592          -      139,424 (16)      440,000             135(19)
     and Product Marketing                2000         104,616     85,686       77,830 (17)      340,000               -
---------------------------------------------------------------------------------------------------------------------------

Darrell R. Furlong (20)                   2002         185,000          -            -           375,400             941(21)
      Vice President, Engineering         2001          46,442          -            -           325,400              49(22)
---------------------------------------------------------------------------------------------------------------------------

T. Diane Pewitt (23)                      2002         129,115          -            -           624,000           1,272(24)
     Executive Vice President,            2001         199,679          -            -           574,000             288(25)
     Operations                           2000         144,577     65,500            -           400,000               -
---------------------------------------------------------------------------------------------------------------------------


(1)  Includes amounts paid pursuant to VINA's bonus plan.
(2)  Mr. West became Chief Executive Officer on April 1, 2002.
(3) Includes the value of 389,997 shares of fully vested common stock ($35,100) granted to Mr. West on April 15, 2003 for services rendered in 2002 as Chief Executive Officer, calculated based on the closing bid price of VINA common stock on April 15, 2003. Pursuant to Mr. West's agreement with VINA (as more fully described below), Mr. West agreed to accept fully vested common stock of VINA in lieu of $21,667 of his monthly cash compensation at a rate of 43,333 for each month he renders service as the Chief Executive Officer.
(4) Represents amount paid by VINA of $138 for life insurance and $720 for medical insurance on behalf of Mr. West.
(5) Represents amount paid by VINA of $138 for life insurance on behalf of Mr. West.
(6) Mr. Bauman joined VINA in August 1999. On April 1, 2002, Mr. Bauman resigned as President and Chief Executive Officer and from the Board of Directors of VINA but remained as an employee of VINA until April 30, 2002.
(7) Includes $160,000 paid to Mr. Bauman in connection with his resignation as an executive officer of VINA.
(8) Represents amount paid by VINA of $327 for life insurance and $240 for medical insurance on behalf of Mr. Bauman.

(9) Represents amount paid by VINA of $162 for life insurance and $720 for medical insurance on behalf of Mr. Kazmierczak.
(10) Represents amount paid by VINA of $162 for life insurance on behalf of Mr. Kazmierczak.
(11) Mr. Barsi resigned as Vice President, Business Development and Marketing Communications of VINA on January 27, 2003.
(12) Represents amount paid by VINA of $115 for life insurance, $720 for medical insurance and $4,800 for car allowance on behalf of Mr. Barsi.
(13) Represents amount paid by VINA for life insurance on behalf of Mr. Barsi.
(14) Mr. Thomas joined VINA in April 2000.
(15) Represents amount earned as sales commission by Mr. Thomas.
(16) Represents amount earned as sales commission by Mr. Thomas.
(17) Represents payments made for relocation allowances on behalf of Mr. Thomas.
(18) Represents amount paid by VINA of $150 for life insurance, $720 for medical insurance and $4,800 for car allowance on behalf of Mr. Thomas.
(19) Represents amount paid by VINA for life insurance on behalf of Mr. Thomas.
(20) Mr. Furlong joined VINA in September 2001.
(21) Represents amount paid by VINA of $221 for life insurance and $720 for medical insurance on behalf of Mr. Furlong.
(22) Represents amount paid by VINA of for life insurance on behalf of Mr. Furlong.
(23) Ms. Pewitt joined VINA in March 2000 and resigned as Executive Vice President, Operations on July 12, 2002.
(24) Represents amount paid by VINA of $156 for life insurance and $1,116 for medical insurance on behalf of Ms. Pewitt.
(25) Represents amount paid by VINA for life insurance on behalf of Ms. Pewitt.

     The following tables set forth certain information as of December 31, 2002, and for the fiscal year then ended with respect to stock options granted to and exercised by the individuals named in the Summary Compensation Table above.


                                                   Option Grants in 2002                         Potential Realizable
                                                                                                   Value at Assumed
                                                                                                 Annual Rates of Stock
                                                                                                Price Appreciation for
                                                   Individual Grants                                Option Term (5)
---------------------------------------------------------------------------------------------------------------------------
                                      Number of     % of Total
                                      Securities     Options
                                      Underlying    Granted to      Exercise
                                       Options      Employees in     Price
                                       Granted     Fiscal Year      ($/Sh)    Expiration
    Name                               (#)(1)         (2)             (3)      Date (4)          5% ($)          10% ($)
------------------------------------------------------------------------------------------------------------------------
W. Michael West..............                0          0              0             0                0                0

------------------------------------------------------------------------------------------------------------------------

Steven M. Bauman.............                0          0              0             0                0                0

------------------------------------------------------------------------------------------------------------------------
Stanley E. Kazmierczak.......           30,000        2.9%        $0.360       5/03/12          $ 6,792          $17,212
                                        20,000                     0.360       5/03/12            4,528           11,475
------------------------------------------------------------------------------------------------------------------------
Thomas J. Barsi..............           75,000        4.9          0.360       5/03/12           16,980           43,031
                                        10,000                     0.360       5/03/12            2,264            5,737
------------------------------------------------------------------------------------------------------------------------
C. Reid Thomas (6)...........           50,000        4.7          0.360       5/03/12           11,320           28,687
                                        30,000                     0.360       5/03/12            6,792           17,212
------------------------------------------------------------------------------------------------------------------------
Darrell R. Furlong...........           30,000        2.9          0.360       5/03/12            6,792           17,212
                                        20,000                     0.360       5/03/12            4,528           11,475
------------------------------------------------------------------------------------------------------------------------
T. Diane Pewitt..............           40,000        2.9          0.360       5/03/12            9,056           22,950
                                        10,000                     0.360       5/03/12            2,264            5,737
------------------------------------------------------------------------------------------------------------------------

------------
(1) Except as otherwise provided below, all stock options granted are exercisable in full immediately, but the shares received upon exercise are subject to repurchase by VINA. VINA's right to repurchase lapses as to 25% of the shares covered by the respective options on the first anniversary of the date of the grant, and lapses ratably on a monthly basis thereafter, with the repurchase right terminating in full on the fourth anniversary of the date of the grant.

(2) In 2002, VINA granted employees, directors and consultants options to purchase 1,770,375 shares of VINA's common stock.

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

(6) Options granted to Mr. Thomas in 2002 were subsequently cancelled pursuant to VINA's option exchange program in August 2002 and were subsequently regranted to Mr. Thomas on February 17, 2003 at an exercise price of $0.16 per share.

                 Aggregate Option Exercises in Last Fiscal Year
                         And 2002 Year End Option Values



                                                                    Number of Securities
                                                                   Underlying Unexercised      Value of Unexercised
                                                                        Options at           In-the-Money Options at
                                                                   December 31, 2002 (#)     December 31, 2002 ($)(3)
                           Shares Acquired           Value             Exercisable/                Exercisable/
      Name                on Exercise (#)(1)    Realized ($)(2)       Unexercisable              Unexercisable
      ----                ------------------    ---------------       -------------              -------------

W. Michael West..............     0                   0                  400,000/0                     0/0
---------------------------------------------------------------------------------------------------------------------

Steven M. Bauman.............     0                   0                        0/0                     0/0

---------------------------------------------------------------------------------------------------------------------
Stanley E. Kazmierczak.......     0                   0                  269,000/0                     0/0

---------------------------------------------------------------------------------------------------------------------
Thomas J. Barsi..............     0                   0                  353,000/0                     0/0

---------------------------------------------------------------------------------------------------------------------
C. Reid Thomas (4)...........     0                   0                        0/0                     0/0

---------------------------------------------------------------------------------------------------------------------
Darrell R. Furlong...........     0                   0                  375,400/0                      0/0

---------------------------------------------------------------------------------------------------------------------
T. Diane Pewitt..............     0                   0                        0/0                     0/0

---------------------------------------------------------------------------------------------------------------------

(1) The shares acquired upon exercise are subject to a right of repurchase by VINA. VINA's right to repurchase lapses as to 25% of the shares covered by the respective options on the first anniversary of the date of the grant, and lapses ratably on a monthly basis thereafter, with the repurchase right terminating in full on the fourth anniversary of the date of the grant.
(2) Calculated on the basis of the fair market value of the underlying securities at the exercise date minus the exercise price.
(3) Calculated on the basis of the fair market value of the underlying securities at December 31, 2002 ($0.19 per share) minus the exercise price.
(4) Mr. Thomas participated in VINA's option exchange program pursuant to which 520,000 options held by Mr. Thomas were tendered and cancelled in August 2002 and were subsequently regranted on February 17, 2003 at an exercise price of $0.16 per share.

Compensation of Directors

     Except as otherwise described below, members of the Board of Directors do not receive cash compensation for service on the Board of Directors. Directors are reimbursed for their reasonable expenses in connection with their attendance at Board and committee meetings. Directors are also eligible to receive stock options under VINA's 2000 Stock Incentive Plan. Under the 2000 Stock Incentive Plan, each new non-employee director, on his or her first business day after election to the Board of Directors, will receive an option to purchase 30,000 shares of VINA's common stock at the fair market value on the date of the grant.

These options vest over a four year period, with one-fourth vesting on the first anniversary of the option grant with the remainder vesting monthly thereafter. In addition, each non-employee director who continues to serve on the Board of Directors at the conclusion of the annual meeting of stockholders will receive an option to purchase 7,500 shares of common stock.

     W. Michael West is paid an annual salary of $100,000 for his services as chairman of the Board of Directors. On April 1, 2002, the Board of Directors appointed Mr. West as Chief Executive Officer of VINA at an annual salary of $360,000, of which Mr. West agreed to receive $21,667 of his monthly cash compensation in the form fully vested common stock of VINA at a rate of 43,333 shares for each month of service he provides to VINA as the Chief Executive Officer. Since his appointment to the position of Chief Executive Officer of VINA, Mr. West has not received any separate compensation to continue serving as chairman of the Board of Directors. In connection with Mr. West joining the Board of Directors in June 1999, VINA sold 800,000 shares of restricted common stock to Mr. West at a price of $0.60 a share. The shares of restricted common stock are subject to a VINA right of repurchase that lapses monthly with respect to certain shares a the shares vest over four years. Mr. West's stock purchase agreement provides that this right of repurchase shall lapse and all remaining restricted shares shall become fully vested if VINA is subject to a change in control before Mr. West's service terminates and the right of repurchase is not assigned to the entity that immediately employs Mr. West after the change in control. In addition, the right of repurchase shall also lapse and the remaining shares shall become vested as if Mr. West performed another 36 months service if VINA is subject to a change in control and the right of repurchase is assigned to the entity that employs Mr. West after the change in control. In April 2001, Mr. West was also granted an option to purchase 400,000 shares of VINA's common stock at an exercise price equal to the fair market value of the common stock on the date of the grant. The options are immediately exercisable and vest over a four year period, however, the purchased shares are subject to repurchase by VINA in the event Mr. West's service terminates prior to the shares vesting. VINA does not currently pay any cash compensation to any non-employee director for services on the Board of Directors.

Compensation Arrangements

     Steven M. Bauman, VINA's former President and Chief Executive Officer and member of the Board of Directors, was a party to an offer letter with VINA dated August 16, 1999. Pursuant to the offer letter, VINA agreed to pay Mr. Bauman an initial annual salary of $200,000. In addition, Mr. Bauman was eligible to receive an incentive bonus equal to fifty percent (50%) of his base salary based on his performance. This bonus was guaranteed in his first year with VINA. Mr. Bauman was also given an option to purchase 1,660,000 shares of VINA's common stock at an exercise price equal to the fair market value of the VINA common stock on the date of the grant. The options were immediately exercisable and vest over a four year period, however, the purchased shares are subject to repurchase by VINA in the event Mr. Bauman's service terminates prior to the shares vesting. Mr. Bauman resigned as President and Chief Executive Officer and as a member of the Board of Directors of VINA on April 1, 2002 but remained as an employee of VINA until April 30, 2002. VINA entered into a severance agreement with Mr. Bauman in connection with his resignation pursuant to which Mr. Bauman immediately vested in options equal to the number of shares that would have vested if he had provided an additional eight months of service to VINA from April 30, 2002. Mr. Bauman was given until December 31, 2002 to exercise any vested options. In addition, VINA agreed to pay Mr. Bauman an aggregate eight months salary equal to $160,000 and agreed to pay expenses for COBRA medical benefits coverage for one year in connection with his resignation.

     In connection with the appointment of W. Michael West as Chief Executive Officer of VINA on April 1, 2002, VINA agreed to pay Mr. West an annual salary of $360,000 for his services as Chief Executive Officer. Subsequent to his appointment, Mr. West agreed to accept fully vested common stock of VINA in lieu of $21,667 of his monthly cash compensation for his services to VINA as the Chief Executive Office at the rate of forty-three thousand three hundred thirty-three (43,333) shares for each month that he renders service as the Chief Executive Officer of VINA. On April 15, 2003, VINA granted Mr. West 520,000 shares of VINA common stock as payment for services rendered to date as the Chief Executive Officer. Following April 2003, VINA plans to grant Mr. West 43,333 shares of fully vested common stock of VINA for each month that he renders service as the Chief Executive Officer of VINA.

     Stanley E. Kazmierczak, VINA's Vice President, Finance and Administration, Chief Financial Officer and Secretary, is a party to an offer letter with VINA dated May 24, 1999. Under the terms of the offer letter, VINA agreed to pay Mr. Kazmierczak an annual salary of $175,000. Mr. Kazmierczak was also granted an option to purchase 393,000 shares of VINA common stock at an exercise price equal to the fair market value of the VINA common stock on the date of the grant. The option is immediately exercisable and vests over a four-year period, however, the purchased shares are subject to repurchase by VINA in the event Mr. Kazmierczak's service terminates prior to the shares vesting. In the event of involuntary termination within twelve months following a change in control of VINA, Mr. Kazmierczak will immediately vest in the greater of (i) the number of the shares that would have vested if Mr. Kazmierczak provided a total of 24 months of service with VINA or (ii) the number of shares that would have vested if Mr. Kazmierczak provided an additional 12 months of service following the date of the involuntary termination.

     C. Reid Thomas, VINA's Executive Vice President, Sales and Product Marketing, is a party to an offer letter with VINA dated April 7, 2000. Under the offer letter, VINA agreed to pay Mr. Thomas an annual salary of $150,000. The offer letter also provides for variable compensation in the form of commissions, quarterly bonuses, an annual bonus targeted at $150,000 upon achievement of VINA's revenue target, and a $400 monthly car allowance. Pursuant to the offer letter, Mr. Thomas was also granted an option to purchase 280,000 shares of VINA common stock at an exercise price equal to the fair market value of VINA common stock on the date of the grant. The option is immediately exercisable and vests over a four-year period, however, any purchased shares are subject to repurchase by VINA in the event Mr. Thomas' service is terminated prior to the shares vesting. In the event of involuntary termination within twelve months following a change in control of VINA, Mr. Thomas will immediately vest in the greater of (i) the number of the shares that would have vested if Mr. Thomas provided a total of 24 months of service with VINA or (ii) the number of shares that would have vested if Mr. Thomas provided an additional 12 months of service following the date of the involuntary termination.

     T. Diane Pewitt, VINA's Executive Vice President, Operations, was a party to an offer letter with VINA dated January 21, 2000. Under the offer letter, VINA agreed to pay Ms. Pewitt an annual salary of $180,000 and an initial sign-on bonus in the amount of $25,000. The offer letter also provides that Ms. Pewitt was eligible to receive an additional target bonus of 25% of her salary based on achievement of corporate and strategic goals and objectives. Pursuant to the offer letter, Ms. Pewitt was also granted an option to purchase 350,000 shares of VINA common stock at an exercise price equal to the fair market value of VINA common stock on the later of the date of the grant or the first date of employment. The option is immediately exercisable and vests over a four-year period, however, any purchased shares are subject to repurchase by VINA in the event Ms. Pewitt's service is terminated prior to the shares vesting. Ms. Pewitt resigned as Vice President, Operations of VINA on July 12, 2002. Following her resignation, Ms. Pewitt entered into a settlement agreement and general release with VINA pursuant to which Ms. Pewitt was paid a lump sum of $100,000 for settlement and release of all claims in connection with her termination of employment.

     Thomas J. Barsi, VINA's Vice President, Business Development and Marketing Communications, was a party to an offer letter with VINA dated July 1, 1996. Under the offer letter, VINA agreed to pay Mr. Barsi an annual salary of $100,000. The offer letter also provides that Mr. Barsi is eligible to receive a $70,000 bonus upon delivering a bona fide letter of intent from Pacific Bell during 1996 for a volume purchase from VINA in 1997. The offer letter further provides that Mr. Barsi will be eligible for two additional $30,000 bonuses, one for each bona fide letter of intent he delivers from customers approved in the board top ten list during 1996 for a volume purchase from VINA in 1997. Pursuant to the offer letter, Mr. Barsi was also granted an option to purchase 40,000 shares of VINA common stock, subject to repurchase, at price of $0.001 per share. Mr. Barsi resigned as Vice President, Business Development and Marketing Communications on January 27, 2003. In connection with his resignation, Mr. Barsi entered into a Settlement Agreement and Release pursuant to which VINA agreed to pay Mr. Barsi $60,000 and accelerated the vesting of options that would have vested between January 29, 2003 and July 29, 2003 and agreed to pay expenses for COBRA medical benefits coverage through July 31, 2003.

     Darrell R. Furlong, VINA's Vice President, Engineering, is a party to an offer letter with VINA dated September 24, 2001. Under the offer letter, VINA agreed to pay Mr. Furlong an annual salary of $172,500. In addition, Mr. Furlong was also granted an option to purchase 325,400 shares of VINA common stock at an exercise price equal to the fair market value of the VINA common stock on the date of the grant. The option is immediately exercisable and vests over a four-year period, however, any purchased shares are subject to repurchase by VINA in the event Mr.Furlong's service is terminated prior to the shares vesting. Subsequent to the offer letter, VINA has also agreed that in the event of involuntary termination within twelve months following a change in control of VINA, Mr. Furlong will immediately vest in the greater of (i) the number of the shares that would have vested if Mr. Furlong provided a total of 24 months of service with VINA or (ii) the number of shares that would have vested if Mr.

Furlong provided an additional 12 months of service following the date of the involuntary termination.

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

                    REPORT OF THE VINA COMPENSATION COMMITTEE
               OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     This report on executive compensation is provided by the Compensation Committee (the "Compensation Committee") of the Board of Directors to assist stockholders in understanding their objectives and procedures in establishing the compensation of VINA's executive officers and describes the basis on which 2002 compensation determinations were made by the Compensation Committee. The Compensation Committee is comprised of two non-employee directors. In making their determinations, the Compensation Committee relied, in part, on independent surveys and public disclosures of compensation of management in the telecommunications equipment industry.

Compensation Philosophy and Objectives

The Compensation Committee believes that compensation of VINA's executive officers should:

     o Encourage creation of stockholder value and achievement of strategic corporate objectives.

     o    Integrate  compensation  with VINA's  annual and  long-term  corporate
          objectives  and  strategy,   and  focus  executive   behavior  on  the
          fulfillment of those objectives.

     o Provide a competitive total compensation package that enables VINA to attract and retain, on a long-term basis, high caliber personnel.

     o Provide total compensation opportunity that is competitive based on prevailing practices for the industry, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance.

     o Align the interests of management and stockholders and enhance stockholder value by providing management with longer-term incentives through equity ownership by management.

     o    Provide  fair  compensation   consistent  with  internal  compensation
          programs.

Key Elements of Executive Compensation

     The compensation of executive officers is based on VINA's financial performance, VINA's achievement of certain business objectives, including the closing of acquisitions of businesses and technologies that may expand or enhance VINA's existing business, the achievement of product development milestones, as well as individual contribution and achievement of individual business objectives by each executive officer. VINA's executive compensation structure for executive officers currently includes a combination of base salary, bonus, and stock options.

     Base Salary. Salary determinations are largely determined through comparisons with companies of similar size, market capitalization or complexity in the telecommunications equipment industry. Actual salaries are based on individual performance contributions within a competitive salary range for each position that is established through job evaluation of responsibilities and market comparisons. The Compensation Committee reviews salaries on an annual basis and may adjust each executive officer's salary based on the officer's performance, responsibilities, and any changes in the median salary levels of comparable companies.

     Bonus. The Compensation Committee has established a bonus plan for executive officers of VINA in order to motivate executives to reach certain financial targets and corporate goals. The Compensation Committee meets annually to review and approve bonuses for officers for the prior year. Bonuses are determined by a formula based on the achievement of specific revenue goals and operating margin targets for the fiscal year. The bonuses may be awarded in cash and/or stock options.

     Stock Options. Long-term incentives are provided by VINA's stock option plan. The Compensation Committee believes that by granting executive officers an opportunity to obtain and increase personal ownership of VINA stock, the best interests of the stockholders and executives will be more closely integrated. Initial grants of stock are generally made to eligible executives and employees upon commencement of employment as part of their offer letters based on the executive's salary, responsibilities, and position in VINA. Additional grants of options are determined based upon the individual executive officer's performance, level of responsibility and competitive compensation practices in the industry.

     Other Elements. Other elements of executive compensation include a company-wide medical/dental/vision/life insurance benefits and the ability to defer compensation pursuant to a 401(k) plan. The 401(k) permits, but does not require, additional matching contributions by VINA on behalf of all participants in the 401(k) plan. VINA did not make any matching contributions in fiscal year 2002 under the 401(k) plan.

Chief Executive Officer Compensation

     The annual salary of Steven M. Bauman, VINA's former President and Chief Executive Officer was $240,000 during fiscal year 2002. Mr. Bauman's base salary was established pursuant to his offer letter in August 1999 at $200,000 and was reviewed annually by the Compensation Committee. Mr. Bauman's salary was based upon a combination of factors including prior experience, breadth of knowledge, and review of independent industry surveys of compensation paid to chief executive officers of comparable companies. Mr. Bauman was also eligible to receive a bonus up to 50% of his base salary based on the achievement of certain performance measurement goals including VINA's (i) revenue growth target and
(ii) operating margin target for the fiscal year. Mr. Bauman was a member of the Board of Directors, and was a non-voting member of the Compensation Committee, but did not participate in matters involving the evaluation of his own performance or the setting of his own compensation. Mr. Bauman resigned from his position as an executive officer and member of the Board of Directors of VINA on April 1, 2002 but remained as an employee of VINA until April 30, 2002.

     The annual salary of W. Michael West, VINA's Chief Executive Officer was $360,000 during fiscal year 2002 of which Mr. West agreed to receive $21,667 of his monthly cash compensation in the form fully vested common stock of VINA at a rate of 43,333 shares for each month of service he provides to VINA as the Chief Executive Officer. Mr. West's salary and compensation structure was established by the Compensation Committee and will be reviewed annually by the Compensation Committee. Mr. West's salary and compensation structure was based upon a combination of factors including prior experience, past services to VINA, breadth of knowledge, and review of independent industry surveys of compensation paid to chief executive officers of comparable companies. Mr. West is also Chairman of the Board of Directors.

     VINA's policy is generally to qualify compensation paid to executive officers for deductibility under Section 162(m) of the Internal Revenue Code. However, VINA reserves the discretion to pay compensation to its executive officers that may not be deductible.

                                                Compensation Committee
                                                Jeffrey M. Drazan
                                                Philip J. Quigley

                       VINA STOCK PRICE PERFORMANCE GRAPH

     VINA's common stock began trading on the Nasdaq National Market on August 10, 2000. On September 20, 2002, the trading of VINA's common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. The price information reflected for VINA's common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period of August 31, 2000, December 29, 2000, December 31, 2001 and December 31, 2002. The graph illustrates a comparison of the cumulative total stockholder return of VINA's common stock with the CRSP Total Return Index for the Nasdaq Telecommunications Stocks (the "Nasdaq Telecommunications Index") and the CRSP Total Return Index for the Nasdaq US Stocks (the "Nasdaq US Index"), assuming an investment of $100 in each on August 31, 2000. The comparisons in the graph and table are required by the Securities and Exchange Commission and are not intended to forecast or to be indicative of possible future performance of VINA's common stock.

      Comparison of Cumulative Total Return Among VINA Technologies, Inc., the Nasdaq US Index, and Nasdaq Telecommunications Index

                               [Performance Graph]


                                                Nasdaq            Nasdaq
                                                  US        Telecommunications
Measurement Period               VINA            Index            Index

8/31/00 ..................... $   100.00     $   100.00       $   100.00
12/29/00 ....................      17.57          58.26            56.18
12/31/01 ....................       6.49          46.23            37.61
12/31/02 ....................       1.08          32.02            17.33

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 31, 2003 as to shares of the Common Stock beneficially owned by: (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named under "Executive Compensation--Summary Compensation Table," and (iv) all directors and executive officers of the Company as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be.

                                                                      Shares      Percentage
                                                                   Beneficially  Beneficially
                                                                     Owned (1)    Owned (1)
                                                                     ---------    ---------
Entities affiliated with London Pacific Assurance Limited (2) (3)    2,230,116      3.6%
Entities affiliated with Sierra Ventures V, L.P. (4) (5) ........   38,521,749     56.2%+
Joshua W. Soske (6) .............................................    1,766,841      2.8%
W. Michael West (7) .............................................    1,841,015      2.9%
Jeffrey M. Drazan (8) ...........................................   38,805,727     56.6%+
Steven M. Bauman (9) ............................................      759,742      1.2%
Stanley E. Kazmierczak (10) .....................................      662,000      1.1%
C. Reid Thomas (11) .............................................      593,198      1.0%
John F. Malone (12) .............................................      195,500        *
Philip J. Quigley (13) ..........................................      356,563        *
Paul Scott (14) .................................................       37,500        *
Thomas J. Barsi (15) ............................................      450,833        *
Darrell R. Furlong (16) .........................................      375,400        *
T. Diane Pewitt (17) ............................................      351,841        *
All directors and executive officers as a group (13 persons) ....   46,395,138     65.0%

----------------

*    Less than 1%.

+ On October 17, 2001, Mr. Jeffrey M. Drazan, Sierra Ventures VII, L.P. and Sierra Ventures Associates VII, LLC, and several of their affiliates that own shares of common stock, entered into a stockholders' agreement with VINA, which generally restricts the discretionary voting of more than 35% of VINA's outstanding shares of common stock by Sierra Ventures and its affiliates until October 19, 2011.

(1) To VINA's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table.

(2) The address of the principal place of business of London Pacific Assurance Limited is Minden House, 6 Minden Place, St. Helier, Jersey, Channel Islands.

(3) According to Schedule 13G dated February 4, 2003, filed jointly by Berkeley International Capital Limited ("BICL") and London Pacific Assurance Limited ("LPAL"), BICL and LPAL own collectively 2,230,116 shares. LPAL and BICL are the beneficial owners and share sole dispositive and voting power for, 2,230,116 shares.

(4) The address of the principal place of business of Sierra Ventures V, L.P. is 2884 Sand Hill Road, Suite 100, Menlo Park, California 94025.

(5) According to Schedule 13D dated March 31, 2003, filed jointly by Sierra Ventures V, L.P., SV Associates V, L.P. Sierra Ventures VI, L.P. and SV Associates VI, L.P., Sierra Ventures V, L.P. and SV Associates V, L.P. own collectively 8,591,484 shares and Sierra Ventures VI, L.P. and SV Associates VI, L.P. own collectively 1,621,506 shares. Sierra Ventures V, L.P. and SV Associates V, L.P. are currently the beneficial owners of, and share voting and dispositive power for, 8,591,484 shares. Sierra Ventures VI, L.P. and SV Associates VI, L.P. are currently the beneficial owners of, and share voting and dispositive power for, 1,621,506 shares. Also includes 72,922 shares held by SV Associates VI, as nominee for its general partners; 21,061,317 shares and 6,085,000 shares subject to warrants exercisable within 60 days of March 31, 2003 held by Sierra Ventures VII, L.P.; and 874,520 shares and 215,000 shares subject to warrants exercisable within 60 days of March 31, 2003 held by Sierra Ventures Associates VII, LLC, as nominee for its members.

(6) Includes 323,157 shares subject to options exercisable within 60 days of March 31, 2003. Also includes 825,986 shares held by the Joshua and Kristen Rogers Soske Intervivos Trust.

(7) Includes 400,000 shares subject to options exercisable within 60 days of March 31, 2003. Also includes 75,000 shares subject to warrants exercisable within 60 days of March 31, 2003 and 234,765 shares held by The West 1991 Revocable Trust and 100,000 shares held by W. Michael West and Sandra K. West. Does not include 520,000 shares of fully vested common stock granted to Mr. West on April 15, 2003 for services rendered as VINA's chief executive officer from April 2002 to April 2003 pursuant to Mr. West's agreement with VINA (described above).

(8) Includes 115,000 shares subject to options exercisable within 60 days of March 31, 2003. Also includes 21,061,317 shares and 6,085,000 shares subject to warrants exercisable within 60 days of March 31, 2003 held by Sierra Ventures VII, L.P. and 874,520 shares and 215,000 shares subject to warrants exercisable within 60 days of March 31, 2003 held by Sierra Ventures Associates VII, LLC, as nominee for its members. Also includes 8,591,484 shares held by Sierra Ventures V, L.P. and 1,621,506 shares held by Sierra Ventures VI, L.P. and 72,922 shares held by SV Associates VI, as nominee for its general partners. Jeffrey M. Drazan is a general partner of SV Associates V, L.P. which is the general partner of Sierra Ventures V, L.P., a general partner of SV Associates VI, L.P. which is the general partner of Sierra Ventures VI, L.P., and is a manager of Sierra Ventures Associates VII, LLC which is the general partner of Sierra Ventures VII, L.P. He is also a director of VINA. Other than 47,286 shares owned by SV Associates VI, as nominee for its general partners, 413,786 shares and 100,000 shares subject to warrants exercisable within 60 days of March 31, 2003 held by Sierra Ventures Associates VII, LLC, as nominee for its members. Mr. Drazan disclaims beneficial ownership of the shares held by the Sierra Ventures entities, except to the extent of his pecuniary interest in these shares.

(9) Includes 75,000 shares subject to warrants exercisable within 60 days of March 31, 2003 and 584,742 shares held by Steven M. & Ina U. Bauman Trust, and 100,000 shares held by Mr. Bauman's adult children. Mr. Bauman resigned from his positions as an executive officer of VINA and a member of the Board of Directors on April 1, 2002.

(10) Includes 269,000 shares subject to options exercisable within 60 days of March 31, 2003. Also includes 20,000 shares held by The Christin Kazmierczak Grantor Retained Annuity Trust and 20,000 shares owned by The Stanley Kazmierczak Grantor Retained Annuity Trust.

(11) Includes 520,000 shares subject to options exercisable within 60 days of March 31, 2003. Also includes 15,000 shares subject to warrants exercisable within 60 days of March 31, 2003.

(12) Represents 195,000 shares subject to options exercisable within 60 days of March 31, 2003.

(13) Includes 115,000 shares subject to options exercisable within 60 days of March 31, 2003. Also includes 154,107 shares held by the Quigley Family Trust. Mr. Quigley is the Trustee of the Quigley Family Trust, and is a director of VINA. Mr. Quigley disclaims beneficial ownership of the shares held by the Quigley Family Trust.

(14) Represents 37,500 shares subject to options exercisable within 60 days of March 31, 2003.

(15) Includes 221,333 shares subject to options exercisable within 60 days of March 31, 2003. Mr. Barsi resigned as Vice President, Business Development and Marketing Communications of VINA on January 27, 2003.

(16) Includes 375,400 shares subject to options exercisable within 60 days of March 31, 2003.

(17) Ms. Pewitt resigned as Vice President, Operations of VINA on July 12, 2002.

Item 13. Certain Relationships and Related Transactions

     In February 2003, Julie M. Cotton and VINA entered into a settlement agreement and release pursuant to which Ms. Cotton's position as VINA's Vice President, Human Resources was terminated effective March 14, 2003. Pursuant to the settlement agreement, VINA agreed to pay Ms. Cotton salary in the aggregate amount of $56,664 over a four month period and agreed to pay up to 100% of Ms. Cotton's health care premiums through April 30, 2003.

     In September 2001, VINA loaned $168,750 to Julie M. Cotton, VINA's former Vice President, Human Resources. The loan and was originally due and payable in September 2004 with interest at a rate of 3.94% per annum. In connection with Ms. Cotton's termination of employment on March 14, 2003 and pursuant to the terms of the loan, the unpaid principal balance of the loan and all accrued interest is due and payable on March 14, 2009.

     VINA has entered into indemnification agreements with each of the it's officers and directors.

     VINA has granted options to purchase Common Stock to the it's officers and directors.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


  Exhibit
  Number                      Description of Document
  ------                      -----------------------

   99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VINA TECHNOLOGIES, INC.
Date:    April 30, 2003
                                          /s/ STANLEY E. KAZMIERCZAK
                                   ----------------------------------------
                                            Stanley E. Kazmierczak
                                            Chief Financial Officer

                                 CERTIFICATIONS



     I, W. Michael West, certify that:

     1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of VINA Technologies, Inc.;

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



Date: April 30, 2003

By:     /s/ W. Michael West
      -------------------
      W. Michael West
      Chief Executive Officer
      (Principal Executive Officer)

     I, Stanley E. Kazmierczak, certify that:

     1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of VINA Technologies, Inc.;

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



Date: April 30, 2003

By:     /s/ Stanley E. Kazmierczak
      --------------------------
      Stanley E. Kazmierczak
      Chief Financial Officer
      (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


 Exhibit
  Number                      Description of Document
  ------                      -----------------------

   99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.