Form 10-Q
period 2003-03-31
VINA TECHNOLOGIES INC
filed 2003-05-14
CIK 1113428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, was 62,189,930 as of March 31, 2003.




                             VINA TECHNOLOGIES, INC.


                                      INDEX

                                                                                                       Page
                                                                                                       ----


PART I:  FINANCIAL INFORMATION...........................................................................3

   Item 1. Condensed Consolidated Financial Statements...................................................3

           Condensed Consolidated Balance Sheets as of December 31, 2002 and March 31, 2003..............3

           Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2003......................................................................................4

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2003......................................................................................5

           Notes to Condensed Consolidated Financial Statements..........................................6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................33

   Item 4. Controls and Procedures......................................................................33

PART II:  OTHER INFORMATION.............................................................................34

   Item 1. Legal Proceedings............................................................................34

   Item 6. Exhibits and Reports on Form 8-K.............................................................34

   Signatures...........................................................................................35


PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                             VINA Technologies, Inc.
                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                                            December 31,   March 31,
                                                                               2002          2003
                                                                           --------------------------
  ASSETS

  Current Assets:
  Cash, cash equivalents .................................................   $   4,567    $   2,673
  Restricted cash ........................................................       3,500          333
  Short-term investments .................................................          50           --
  Accounts receivable, net ...............................................       3,348        1,689
  Inventories ............................................................       3,367        3,839
  Prepaid expenses and other .............................................       2,354        1,084
                                                                             ---------     --------
         Total current assets ............................................      17,186        9,618

Property and equipment, net ..............................................       1,968        1,655
Other assets .............................................................          32           --
Intangible assets, net ...................................................       1,394        1,277
                                                                             ---------     --------
         Total assets ....................................................   $  20,580    $  12,550
                                                                             =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .......................................................   $   2,979    $   1,864
  Accrued compensation and related benefits ..............................         900          539
  Accrued warranty .......................................................         414          400
  Other current liabilities ..............................................       1,915        1,532
  Current debt ...........................................................       3,000           --
                                                                             ---------     --------
         Total current liabilities .......................................       9,208        4,335

Commitments (Note 7) .....................................................          --           --

Stockholders' equity:
Convertible preferred stock; $0.0001 par value; 5,000,000 shares
   authorized;  none outstanding .........................................          --           --
Common stock; $0.0001 par value; 125,000,000 shares authorized; shares
   outstanding: December 31, 2002, 62,080,636;  March 31, 2003, 62,189,930           6            6
   Additional paid-in capital ............................................     189,297      188,786
   Deferred stock compensation ...........................................        (315)        (112)
   Accumulated deficit ...................................................    (177,616)    (180,465)
                                                                              --------     --------

     Total stockholders' equity                                                 11,372        8,215
                                                                             =========    =========

     Total liabilities and stockholders' equity                              $  20,580    $  12,550
                                                                             =========    =========



            See notes to condensed consolidated financial statements



                             VINA Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                               2002        2003
                                                                               ----        ----

Net revenue .................................................................$  6,439    $  2,708
Cost of revenue (excluding stock-based compensation) ........................   6,125       1,692
                                                                             --------    --------
Gross profit (loss) (excluding stock-based compensation) ....................     314       1,016
                                                                             --------    --------
Costs and expenses:
  Research and development (excluding stock-based compensation) .............   5,423       1,828
  Selling, general and administrative (excluding stock-based compensation) ..   4,803       1,936
  Stock-based compensation, net* ............................................   1,653        (324)
  Amortization of goodwill and intangible assets ............................     324         116
  Impairment of goodwill and intangible assets ..............................  29,276          --
  Restructuring expenses (excluding stock-based compensation) ...............      --         309
                                                                             --------    --------
      Total costs and expenses ..............................................  41,479       3,865
                                                                             --------    --------
Loss from operations ........................................................ (41,165)     (2,849)

Other income, net ...........................................................      72          --
                                                                             --------    --------
Net loss ....................................................................($41,093)   ($ 2,849)
                                                                             ========    ========

Net loss per share, basic and diluted .......................................($  0.67)   ($  0.05)
                                                                             ========    ========
Shares used in computation basic and diluted ................................  61,531      62,047
                                                                             ========    ========



* Stock-based compensation, net:
   Cost of revenue ..........................................................$    158    $     --
   Research and development .................................................     401          20
   Selling, general and administrative ......................................   1,094          (8)
   Restructuring benefit ....................................................      --        (336)
                                                                             --------    --------
                                                                             $  1,653    $   (324)
                                                                             ========    ========





            See notes to condensed consolidated financial statements


                             VINA Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                Three Months Ended
                                                                      March 31,
                                                                2002          2003
                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................   $(41,093)   $ (2,849)
  Reconciliation of net loss to net cash used in operating
       activities:
    Depreciation and amortization ..........................        909         441
    Disposal of property and equipment .....................        304          --
    Impairment of goodwill and intangible assets ...........     29,276          --
    Stock-based compensation, net ..........................      1,653        (324)
  Changes in operating assets and liabilities:
    Accounts receivable ....................................      4,886       1,659
    Inventories ............................................        596        (472)
    Prepaid expenses and other .............................        199       1,270
    Other assets ...........................................         (2)         32
    Accounts payable .......................................     (1,589)     (1,115)
    Accrued compensation and related benefits ..............        (55)       (361)
    Accrued warranty .......................................        (29)        (14)
    Other current liabilities ..............................       (135)       (383)
                                                               --------    --------
     Net cash used in operating activities .................     (5,080)     (2,116)
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ......................       (302)        (11)
  Proceeds from sales/maturities of short-term investments .         --          50
                                                               --------    --------
     Net cash provided by (used in) investing activities ...       (302)         39
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of short-term debt ..............................         --      (3,000)
   Release of restricted cash ..............................         --       3,167
   Proceeds from sale of common stock ......................      9,803          --
   Proceeds from sale of stock under employee stock purchase
   plan ....................................................         --          16
   Repurchase of common stock ..............................        (92)         --
                                                               --------    --------
     Net cash provided by financing activities .............      9,711         183
                                                               --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................      4,329      (1,894)

CASH AND CASH EQUIVALENTS, Beginning of period .............     15,805       4,567
                                                               --------    --------

CASH AND CASH EQUIVALENTS, End of period ...................   $ 20,134    $  2,673
                                                               ========    ========

            See notes to condensed consolidated financial statements

                             VINA TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1. Unaudited Interim Financial Information

Business - VINA Technologies, Inc. (the Company or VINA), incorporated in June 1996, designs, develops, markets and sells multi-service broadband access communications equipment that enables telecommunications service providers to deliver bundled voice and data services. The Company has incurred significant losses since inception and expects that net losses and negative cash flows from operations will continue for the foreseeable future. On March 17, 2003, VINA, Larscom Incorporated, a Delaware corporation ("Larscom") and a wholly-owned subsidiary of Larscom, entered into an Agreement and Plan of Merger, under which the Larscom subsidiary will merge with and into VINA, followed by the merger of VINA with and into Larscom, with Larscom as the surviving corporation. As a result of the merger, each issued and outstanding share of VINA common stock will be automatically converted into the right to receive 0.2659 of a validly issued, fully paid and nonassessable share of Larscom common stock. The merger is intended to be a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and is expected to be treated as a purchase for financial accounting purposes, in accordance with generally accepted accounting principles.

Basis of Presentation -- The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter company accounts and transactions have been eliminated in consolidation. The accompanying interim financial information is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and Notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three-months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Company's reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2002.

In this report, all references to "VINA" "we," "us," "our" or the "Company" mean VINA Technologies, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2003, we had cash and cash equivalents of $2.7 million and its accumulated deficit was $180.5 million. These factors among others raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time. We has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash.

Our intent is to complete the announced merger with Larscom in the second quarter. If we are unsuccessful in completing the merger during the second quarter, then we will need to obtain additional funding during the second quarter of 2003 to continue operations. Currently, we have no other immediately available sources of liquidity. The sale of additional equity or other securities could result in additional dilution to our stockholders. Arrangements for additional financing may not be available in amounts or on terms acceptable to us, if at all.

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

Service revenue is generated from the sale of installation, training and post contract customer support (PCS) agreements related to the communications equipment. The Company also accounts for these transactions in accordance with SAB No. 101 and SOP 97-2, and as such recognizes revenue when all of the related revenue recognition criteria are met which is: (i) at the time the installation or training service is delivered; and (ii) ratably over the term of the PCS agreement. In multiple element arrangements where these services are undelivered when the communications equipment is shipped, the Company defers the fair value of these undelivered elements based on VSOE and recognizes revenue as the services are delivered. VSOE of these elements is based on stand-alone sales (including renewal rates of PCS agreements) of the services. For all periods presented, service revenue has been less than 10% of total net revenue.

The Company additionally records a provision for estimated sales returns and warranty costs at the time the product revenue is recognized.

Stock Based Compensation - The Company accounts for employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25) and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation relating to equity instruments issued to non-employees based on the fair value of options or warrants estimated using the Black-Scholes model on the date of grant in compliance with the Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense resulting from non-employee options is amortized using the multiple option approach in compliance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

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

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts):






                                                                            March 31,
                                                                   -----------------------

                                                                        2002      2003

Net loss, as reported ............................................. $ (41,093)  $ (2,849)

Add:  Stock-based compensation included in reported net loss,
      net of related tax effects ..................................     1,653       (324)

Less:  Stock-based compensation expense determined under fair
       value method for all awards, net of related tax effects.....    (1,396)      (446)
                                                                    ---------   --------
Pro forma net (loss) .............................................. $ (40,836)  $ (3,619)
                                                                    =========   ========
Net loss per share, as reported - basic and diluted ............... $   (0.67)  $  (0.05)
                                                                    =========   ========
Pro forma loss per share, as reported - basic and diluted ......... $   (0.66)  $  (0.06)
                                                                    =========   ========

Comprehensive Loss - Comprehensive loss for the three months ended March 31, 2002 and March 31, 2003 was the same as net loss.

Recent Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. The Company adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, the Company has stopped the amortization of intangible assets with indefinite lives (goodwill, which includes the re-class of workforce-in-place) with a net carrying value of $27.6 million at December 31, 2001 and annual amortization of $8.8 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company evaluated goodwill under SFAS No. 142 upon adoption, on January 1, 2002, and determined that there was no impairment. However, in accordance with SFAS No. 142, the Company was required to reevaluate goodwill and other intangibles for impairment in March 2002 because events and circumstances changed that more likely than not would reduce the fair value of the reporting unit below its carrying amount (See Note 4).

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a Liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. This statement is effective for the Company on January 1, 2003. The adoption of this statement did not have an impact on the financial position, results of operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No.
123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the Company's fiscal year beginning January 1, 2003. The Company has elected to continue accounting for employee stock option plans according to APB No. 25, and the Company adopted the disclosure requirements under SFAS No. 148 commencing on December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and to be made in regard of product warranties. Disclosures required under FIN 45 are included in these financial statements (see Note 7 concerning the reserve for warranty costs). However, the initial recognition and initial measurement provisions of this FIN are applicable for guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN 45 did not have a material effect on the Company's consolidated financial statements.

2. Inventories

     Inventories consist of the following (in thousands):

                                               December 31,     March 31,
                                                 2002              2003
                                               -----------      --------
           Raw materials and subassemblies...     1,684           1,572
           Finished goods....................     1,683           2,267
                                                  -----           -----
           Inventories.......................     3,367           3,839
                                                  =====           =====

3. Net Loss Per Share

The following is a calculation of the denominators used for the basic and diluted net loss per share computations (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2002       2003
                                                          ----       ----

Weighted average common shares outstanding ..........    62,207     62,152
Weighted average common shares outstanding subject to
   repurchase .......................................      (676)      (105)
                                                        -------    -------
Shares used in computation, basic and diluted .......    61,531     62,047
                                                        =======    =======

During the three months ended March 31, 2002 and 2003, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per shares in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of the following at: March 31, 2002, 577,774 shares of common stock subject to repurchase and options to purchase 12,668,119 shares of common stock and warrants to purchase 7,090,000 of our common stock; March 31, 2003, 70,075 shares of common stock subject to repurchase and options to purchase 6,743,377 shares of common stock, and warrants to purchase 7,090,000 shares of common stock.

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

Intangible assets consist of the following (in thousands):

                                           December 31, 2002                 March 31, 2003

                                      Gross                           Gross
                      Amortization   Carrying  Accumulated           Carrying  Accumulated
                        Period       Amount   Amortization  Net       Amount   Amortization   Net
                       ---------   ---------- ---------- ---------  ---------- ----------- ---------
Intellectual property   4 years        $1,859      (465)    $1,394      $1,859       (582)    $1,277
                                   ========== ========== =========  ========== =========== =========


Estimated future amortization expense is as follows (in thousands):

                                    Fiscal year                  Total
                                                                 -----
                   (Remaining nine months) 2003                $   347
                                           2004                    465
                                           2005                    465
                                                    ------------------
                             Total Amortization                $ 1,277
                                                    ==================

5. Restructuring

During January 2003, VINA announced and completed restructuring plans intended to better align its operations with the changing market conditions. These plans were designed to focus on profit contribution and reduce expenses. The restructuring includes a workforce reduction and other operating reorganizations. As a result of the restructuring efforts, the Company reduced its workforce by approximately 35%. The 2003 restructuring actions were accounted for in accordance with the guidance set forth in SFAS No. 146.

A summary of the restructuring benefit and expenses for the month ended March 31, 2003 is as follows (in thousands):

                                                   Stock
                                  Workforce     Compensation  Abandonment of
                                  Reductions      Benefits      Facilities     Total
      2002 remaining provision      $   -         $    -          $  98        $  98
      January 2003 provision          309           (336)             -          (27)
      Net provision utilized         (309)           336             98           71
                                    -----          -----          -----        -----
      Balance March 31, 2003        $   -          $   -          $   -        $   -
                                    =====          =====          =====        =====


6. 2002 Stock Option Exchange Program

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

7. Commitments and Contingencies

The Company's contract manufacturer has obtained or has on order substantial amounts of inventory to meet their revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill for any excess component and finished goods inventory. The Company also has a non-cancelable purchase order with a major chip supplier for one of its critical components. As of March 31, 2003, the estimated purchase commitments and non-cancelable purchase orders to those companies is approximately $870,000. In August 2002, the Company placed $1.0 million on deposit with its contract manufacturer as security against these purchase commitments, of which $600,000 was used in April 2003 to pay outstanding balances. The remaining $400,000 is still on deposit with its contract manufacturer.

As of March 31, 2003, we have lease commitments of $1.8 million for leases on two properties, which expire by July 31, 2007.

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

The changes in the warranty reserve balances during the three months ended March 31, 2003 and the year ended December 31, 2002 are as follows (in thousands):

Balance at January 1, 2002 ..........................   $ 696

Additions related to current period sales ...........     (18)

Warranty costs incurred in the current period .......    (228)

Adjustments to accruals related to prior period sales     (36)
                                                        -----
Balance at December 31, 2002
                                                          414

Additions related to current period sales ...........      (5)

Warranty costs incurred in the current period .......      (8)

Adjustments to accruals related to prior period sales      (1)
                                                        -----
Balance at March 31, 2003 ...........................   $ 400
                                                        -----

Certain of the Company's sales agreements require that the Company indemnify the customer for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.

The high technology and telecommunications industry in which we operate is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. We are not a party to any such litigation; however any such litigation in the future could have a material adverse effect on our consolidated operations and cash flows.

8. Subsequent Event

In April 2003, VINA received a letter from Larscom under which Larscom indicates that it is reserving its rights arising from an alleged breach by VINA of the merger agreement. In its letter Larscom stated that, while reserving its rights, it intends to work toward the consummation of the merger. VINA also intends to work with Larscom toward the consummation of the merger. In that regard, VINA and Larscom have filed with the Securities and Exchange Commissions a joint proxy statement/prospectus on SEC Form S-4 in connection with the merger. VINA and Larscom mailed the joint proxy statement/prospectus to stockholders of Larscom and VINA on or about May 2, 2003. Under the merger agreement, VINA made a representation and warranty that its anticipated revenue for the first quarter of 2003 would not be materially below $3.5 million. VINA's revenue for the first quarter of 2003 was approximately $2.7 million. Under the terms of the merger agreement, either party may terminate the merger agreement if a breach of any representation or warranty, individually or in the aggregate, by the other party has had or is reasonably likely to have a material adverse effect on such party as defined in the merger agreement. VINA does not believe that its first quarter 2003 revenue shortfall would permit a termination of the merger agreement, because, among other things, VINA's value cannot be measured by one quarter's operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this report the words "may," "will," "could" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to expected net losses, expected cash flows, expected expenses, expected capital expenditures, expected deferred stock compensation, the extent of fluctuations in gross margins, the adequacy of capital resources, growth in operations, the satisfaction of closing conditions of the proposed merger with Larscom, our belief that failure to achieve certain revenue results would not permit a termination of the merger agreement with Larscom, the ability to integrate companies and operations that we may acquire, expected reduction of operating costs, our ability to reach a cash flow break-even position, our strategy with regard to protecting our proprietary technology, the ability to compete and respond to rapid technological change, the extent to which we can develop new products, expected customer concentration, ability to execute our business plan, the ability to identify and resolve software issues and related applications deficiencies of our Multiservice Broadband Exchange (MBX) product and the market acceptance of the MBX products, the extent to which we can maintain relationships with vendors of emerging technologies, the extent to which and at what rate demand for our services increases, the extent to which the telecommunications industry experiences consolidation, our ability to expand our international operations and enter into new markets, the extent to which we and our ability to actively participate in marketing, business development and other programs, the extent to which we can expand our field sales operations and customer support organizations and build our infrastructure, the extent we can build market awareness of our company and our products, and the performance and utility of products and services.

     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the extent to which the current economic environment affects our current and potential customers' demand for our products, satisfaction of certain conditions to closing of the proposed merger, including the risk that stockholder approval might not be obtained in a timely manner or at all, the ability to successfully integrate the two companies and achieve expected synergies following the merger, the ability of the combined company to develop and market successfully and in a timely manner new products, the risk that Larscom may assert that our failure to have $3.5 million in revenue in the first quarter of 2003 allows Larscom to terminate the proposed merger, the effects of competition, competitive pricing and alternative technological advances, the extent to which our current and future products compete with the products of our customers, our ability to implement successfully and achieve the goals of our corporate restructuring plan, our ability to design, market and manufacture successfully products that address market demands, our ability to accurately predict our manufacturing requirements, our ability to maintain relationships with vendors of emerging technologies, changes in our business plans, our ability to retain and attract highly skilled engineers for our research and development activities, our ability to execute our business plan, and the risks set forth within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     This Form 10-Q  includes the  following  registered  trademarks  as well as filed  applications  to  register  trademarks  of VINA  Technologies  including:
Integrator-300, VINA, VINA Technologies, Multiservice Broadband Xchange, Multiservice Xchange, and MX-500. All other trademarks and trade names appearing in this Form 10-Q are the property of their respective holders; for example, SLC, ConnectReach and AnyMedia are trademarks and trade names of Lucent Technologies. The inclusion of other companies' brand names and products in this Form 10-Q is not an endorsement of VINA.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     On March 17, 2003, VINA, Larscom Incorporated, a Delaware corporation ("Larscom") and a wholly-owned subsidiary of Larscom, entered into an Agreement and Plan of Merger, under which the Larscom subsidiary will merge with and into VINA, followed by the merger of VINA with and into Larscom, with Larscom as the surviving corporation. As a result of the merger, each issued and outstanding share of VINA common stock will be automatically converted into the right to receive 0.2659 of a validly issued, fully paid and nonassessable share of Larscom common stock. The merger is intended to be a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and is expected to be treated as a purchase for financial accounting purposes, in accordance with generally accepted accounting principles.

     In April 2003, VINA received a letter from Larscom under which Larscom indicates that it is reserving its rights arising from an alleged breach by VINA of the merger agreement. In its letter Larscom stated that, while reserving its rights, it intends to work toward the consummation of the merger. VINA also intends to work with Larscom toward the consummation of the merger. In that regard, VINA and Larscom have filed with the Securities and Exchange Commissions a joint proxy statement/prospectus on SEC Form S-4 in connection with the merger. VINA and Larscom mailed the joint proxy statement/prospectus to stockholders of Larscom and VINA on or about May 2, 2003. Under the merger agreement, VINA made a representation and warranty that its anticipated revenue for the first quarter of 2003 would not be materially below $3.5 million. VINA's revenue for the first quarter of 2003 was approximately $2.7 million. Under the terms of the merger agreement, either party may terminate the merger agreement if a breach of any representation or warranty, individually or in the aggregate, by the other party has had or is reasonably likely to have a material adverse effect on such party as defined in the merger agreement. VINA does not believe that its first quarter 2003 revenue shortfall would permit a termination of the merger agreement, because, among other things, VINA's value cannot be measured by one quarter's operating results.

     The consummation of the merger is subject to the approval of the stockholders of VINA and Larscom, SEC clearance and other customary closing conditions. There can be no assurance that all the closing conditions to the merger will be met and the merger will be completed. A copy of the merger agreement and the exhibits to the merger agreement were filed with the Securities and Exchange Commission on a Current Report on Form 8-K on March 20, 2003.

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

     From our inception in June 1996 through February 1997, our operating activities related primarily to developing and testing prototype products, commencing the staffing of our sales and customer service organizations and establishing relationships with our customers. We began shipping our Multiservice Integrator-300 product family in March 1997, our Multiservice Xchange product in May 1999, our eLink product family in November 2000, and our MBX product in September 2001. Since inception, we have incurred significant losses, and as of March 31, 2003, we had an accumulated deficit of $180.5 million.

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

     Our customer  base is highly  concentrated.  A  relatively  small number of customers have accounted for a significant portion of our historical net revenue. For the year ended December 31, 2002, sales to our three largest customers accounted for approximately 71% of our net revenue, of which sales to Allegiance Telecom, Lucent Technologies, and Nuvox Communications, accounted for 37%, 18% and 16% of our net revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to experience significant customer concentration for the foreseeable future. Any decrease in sales or reduced pricing on products sold to these customers will substantially reduce our net revenue. To date, international sales have not been significant. International sales have been denominated primarily in U.S. dollars and, accordingly, we have not been exposed to significant fluctuations in foreign currency exchange rates.

     Cost of revenue consists primarily of costs of products manufactured by a third-party contract manufacturer, component costs, depreciation of property and equipment, personnel related costs to manage the contract manufacturer and warranty costs, and excludes amortization of deferred stock compensation. We conduct program management, manufacturing engineering, quality assurance and documentation control at our facility in Newark, California. We outsource our manufacturing and testing requirements to Benchmark Electronics. Accordingly, a significant portion of our cost of revenue consists of payments to this contract manufacturer. We expect our gross margin to be affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, inventory obsolescence, costs of components and sub-assemblies, costs from our contract manufacturer and the mix of products or system configurations sold. Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Currently, we derive a significant portion of our revenue from sales made to our OEM customers. A significant increase in revenue to these OEM customers would adversely affect our gross margin percentage.

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

     Service revenue is generated from the sale of installation, training and post contract customer support (PCS) agreements related to the communications equipment. We also account for these transactions in accordance with SAB No. 101 and SOP 97-2, and as such recognize revenue when all of the related revenue recognition criteria are met which is (i) at the time the installation or training service is delivered; and (ii) ratably over the term of the PCS Agreement, respectively. In multiple element arrangements where these services are undelivered when the communications equipment is shipped, we defer the fair value of these undelivered elements based on VSOE and recognize revenue as the services are delivered. We also record a provision for estimated sales returns and warranty costs at the time the product revenue is recognized.

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

     On January 1, 2003, we adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. During 2002, the accounting for restructuring costs required us to record provisions and charges when we had a formal and committed plan. In connection with these plans, we have recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

     We perform impairment tests on our intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable in accordance with the guidance in Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). We recognize impairment losses if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows we expect to result from our use of the asset.

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

Results of Operations

     Three Months Ended March 31, 2003 and 2002

     Net revenue. Net revenue decreased to $2.7 million for the three months ended March 31, 2003 from $6.4 million for the three months ended March 31, 2002. This decrease in net revenue was primarily due to decreased unit sales to existing customers and lower average selling prices on our Integrator-300 and eLink products and to the significant decline in orders from Allegiance Telecom, our top customer in 2002. Net revenue attributable to Allegiance for the first three months of 2003 was $33,000, compared to $2.7 million of direct and indirect net revenue in the first three months of 2002. Allegiance has advised us that it is pursuing a two vendor strategy in the integrated access device product category, which will reduce our opportunity for sales to Allegiance in future periods and will create additional competitive pricing pressures. As a result, we did not expect to receive any significant revenue from Allegiance in the first quarter of 2003 as Allegiance began purchasing from the second vendor. We expect our net revenue from Allegiance in 2003 to decrease significantly from 2002 levels. The decline in net revenue in the first quarter of 2003 was primarily due to decreased unit sales of Integrator-300 and MX-500 products to existing customers.

     Cost of revenue. Cost of revenue including stock-based compensation decreased to $1.7 million for the three months ended March 31, 2003 from $6.3 million for the three months ended March 31, 2002. This decrease is a result of lower net revenue in the first three months ended March 31, 2003, as compared to the first three months ended March 31, 2002. Gross profit increased to $1.0 million for the three months ended March 31, 2003 from $156,000 for the three months ended March 31, 2002. This increase is a result of less excess inventory charges in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Gross profit as a percentage of net revenue increased to 38% in the first quarter of 2003 from 2% in the first quarter of 2002. This increase is primarily a result of lower excess inventory costs in three months ended March 31, 2003.

     Research and development expenses. Research and development expenses including stock-based compensation decreased to $1.8 million for the three months ended March 31, 2003 from $5.8 million for the three months ended March 31, 2002. These decreases were primarily a result of decreased personnel costs, and to a lesser extent prototype and stock-based compensation expenses. Research and development expenses including stock-based compensation decreased as a percentage of net revenue to 68% in the first quarter of 2003 compared to 90% in the first quarter of 2002. The decrease from 2002 to 2003 was primarily due to net revenue decreasing at a lesser rate than expenses.

     Selling, general and administrative expenses. Selling, general and administrative expenses including stock-based compensation decreased to $1.9 million for the three months ended March 31, 2003 from $5.9 million for the three months ended March 31, 2002. This decrease was primarily attributable to decreased personnel costs, as well as decreased stock-based compensation expenses. Selling, general and administrative expenses including stock-based compensation increased as a percentage of net revenue to 71% for the first quarter of 2003 compared to 90% for the first quarter of 2002. The decrease from 2002 to 2003 was primarily due to net revenue decreasing at a lesser rate than expenses.

     Stock-based compensation. Stock-based compensation benefit for the three months ended March 31, 2003 was $324,000 as compared to a stock-based compensation expense of $1.7 million for the three months ended March 31, 2002. This decrease was due primarily to the reversal of prior period estimated stock-based compensation expense on forfeited stock options.

     Goodwill and intangible assets. As VINA operates in one reportable segment, the design, development, marketing and sale of multi-service broadband access communications equipment, and has only one reporting unit, VINA consolidated, the measurement of the fair value for our goodwill is our market capitalization. The deterioration of the telecom industry and the decline in our current product sales in the first quarter of 2002 required us to evaluate the fair value of the company's goodwill. We evaluated the fair value of our company as determined by our market capitalization against our carrying value, net assets, and determined that goodwill was impaired and we recorded a charge of $27.3 million for impairment of goodwill. In addition, under SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets", we evaluated our intangible assets for impairment and determined a portion of the intangible assets were impaired and we recorded a charge of $2.0 million for impairment of intangible assets. Amortization expense in the first three months ended March 31, 2003 was $116,000.

     Restructuring expenses. Restructuring expenses, excluding the impact of stock-based compensation, of $309,000 for the three months ended March 31, 2003 resulted primarily from severance and outplacement costs. Including the impact of stock-based compensation, we recorded a net restructuring benefit of $27,000 for the three months ended March 31, 2003.

     Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 2003 were $2.7 million, compared to $4.6 million at December 31, 2002. The decrease of $1.9 million was attributable to cash used in operating activities of $2.1 million offset by cash provided by financing activities of $183,000. Cash provided by financing activities was attributable to the release of restricted cash. Cash used by financing activities was attributable to payment of short-term debt. Cash used in operating activities consists primarily of net loss of $2.8 million, a decrease in accounts payable of $1.1 million, a decrease in other liabilities of $383,000, partially offset by a $1.7 million decrease in accounts receivable and a $1.3 million decrease in prepaid expenses and other.

     Our contract manufacturer has obtained or has on order substantial amounts of inventory to meet our revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill us for any excess component and finished goods inventory. We also have a non-cancelable purchase order with a major chip supplier for one of our critical components. As of March 31, 2003, the estimated purchase commitments and non-cancelable purchase orders to those companies was $870,000. In August 2002, we placed $1.0 million on deposit with our contract manufacturer as security against these purchase commitments, of which $600,000 was used in April 2003 to pay outstanding balances. The remaining $400,000 is still on deposit with our contract manufacturer.

     We also have an irrevocable letter of credit of $333,000 that is used as collateral for the lease on the Newark, California facility.

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

     Our intent is to complete the announced merger with Larscom in the second quarter. If we are unsuccessful in completing the merger during the second quarter, then we will need to obtain additional funding during the second quarter of 2003 to continue operations. We will from time to time review and may pursue additional financing opportunities, including sales of additional equity or debt securities, or utilizing our credit line. The sale of additional equity or other securities could result in additional dilution to our stockholders. Arrangements for additional financing may not be available in amounts or on terms acceptable to us, if at all. Further, our recent transfer from the Nasdaq National Market to the Nasdaq SmallCap Market may make it even more difficult for us to raise funds. The factors described above raise substantial doubt as to our ability to continue as a going concern for the foreseeable future.

     On March 17, 2003, VINA, Larscom and a Larscom subsidiary, entered into an Agreement and Plan of Merger pursuant to which the Larscom subsidiary will merge with and into VINA, followed by the merger of VINA with and into Larscom, with Larscom as the surviving corporation. As a result of the merger, each issued and outstanding share of VINA common stock will be automatically converted into the right to receive 0.2659 of a validly issued, fully paid and nonassessable share of Larscom common stock. The merger is intended to be a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and is expected to be treated as a purchase for financial accounting purposes, in accordance with generally accepted accounting principles.

     In April 2003, VINA received a letter from Larscom under which Larscom indicates that it is reserving its rights arising from an alleged breach by VINA of the merger agreement. In its letter Larscom stated that, while reserving its rights, it intends to work toward the consummation of the merger. VINA also intends to work with Larscom toward the consummation of the merger. In that regard, VINA and Larscom have filed with the Securities and Exchange Commissions a joint proxy statement/prospectus on SEC Form S-4 in connection with the merger. VINA and Larscom mailed the joint proxy statement/prospectus to stockholders of Larscom and VINA on or about May 2, 2003. Under the merger agreement, VINA made a representation and warranty that its anticipated revenue for the first quarter of 2003 would not be materially below $3.5 million. VINA's revenue for the first quarter of 2003 was approximately $2.7 million. Under the terms of the merger agreement, either party may terminate the merger agreement if a breach of any representation or warranty, individually or in the aggregate, by the other party has had or is reasonably likely to have a material adverse effect on such party as defined in the merger agreement. VINA does not believe that its first quarter 2003 revenue shortfall would permit a termination of the merger agreement, because, among other things, VINA's value cannot be measured by one quarter's operating results.

     The consummation of the merger is subject to the approval of the stockholders of VINA and Larscom, SEC clearance and other customary closing conditions. There can be no assurance that all the closing conditions to the merger will be met and the merger will be completed. A copy of the merger agreement and the exhibits to the merger agreement, were filed with the Securities and Exchange Commission on a Current Report on Form 8-K on March 20, 2003.


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

                Risks Related to the Proposed Merger with Larscom

Our business could suffer in response to the announcement of our proposed merger with Larscom.

     The announcement of our proposed merger with Larscom may have a negative impact on our ability to sell our products and services, attract and retain key management, development or other personnel, maintain and attract new customers, and maintain strategic relationships with third parties. For example, our customers may, in response to the announcement of the proposed merger, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenue could materially decline. Also, speculation regarding the likelihood of the closing of the merger could increase the volatility of VINA's share prices. In addition, our employees may experience uncertainty about their future role with Larscom. If the merger is not completed, we could be harmed by these adverse changes in our business or the expectation of these changes, and restoring our business to its pre-announcement value could take a long time and be costly, and may not occur.

While Larscom's and VINA's share prices have been volatile in recent periods, the merger exchange ratio is fixed and no adjustment to the exchange ratio will be made as a result of fluctuations in the market prices of Larscom or VINA common stock.

     Larscom's stock price has been volatile in the past and may continue to be volatile in the future. On completion of the merger, each share of our common stock will be exchanged for 0.2659 of a share of Larscom common stock. The exchange ratio will not change even if the market price of either or both the VINA common stock and Larscom common stock fluctuates. In addition, neither party may withdraw from the merger or resolicit the vote of its stockholders solely because of changes in the market price of VINA common stock or Larscom common stock. Any reduction in Larscom's stock price will result in VINA stockholders receiving less value in the merger at closing. The specific dollar value of Larscom common stock that VINA stockholders will receive on completion of the merger will depend on the market value of Larscom common stock at that time. Stockholders will not know the exact value of Larscom common stock to be issued to VINA stockholders in the merger until the merger has been completed.

During the pendency of the merger, VINA may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the merger agreement.

     Covenants in the merger agreement may impede the ability of VINA to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger. As a result, if the merger is not completed, we may be at a disadvantage to our competitors. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party. Any such transactions could be favorable to our stockholders.

Failure to complete the merger may result in VINA paying a termination fee and could harm VINA's common stock price and future business and operations.

     If the merger is not completed, VINA may be subject to the following risks:

     o if the merger agreement is terminated under certain circumstances, VINA will be required to pay the other party a termination fee of $185,000;

     o the price of VINA common stock may decline to the extent that the current market price of VINA common stock reflects a market assumption that the merger will be completed; and

     o costs related to the merger, such as legal, accounting and certain financial advisory fees, must be paid even if the merger is not completed.

     In addition, if the merger agreement is terminated and VINA's board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the merger.

VINA and Larscom may not realize the benefits they expect from the merger.

     The integration of Larscom and VINA will be complex, time consuming and expensive and may disrupt Larscom's and VINA's businesses. The combined company will need to overcome significant challenges in order to realize any benefits or synergies from the merger. These challenges include the timely, efficient and successful execution of a number of post-merger events, including:

     o    integrating the operations and technologies of the two companies;

     o    retaining and assimilating the key personnel of each company;

     o    retaining   existing   customers  of  both  companies  and  attracting
          additional customers;

     o retaining strategic partners of each company and attracting new strategic partners; and

     o    creating  uniform  standards,  controls,   procedures,   policies  and
          information systems.

The execution of these post-merger events will involve considerable risks and may not be successful. These risks include:

     o the potential disruption of the combined company's ongoing business and distraction of its management;

     o    the  potential  strain  on  the  combined   company's   financial  and
          managerial controls and reporting systems and procedures;

     o unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies;

     o    the  impairment  of  relationships   with  employees,   suppliers  and
          customers as a result of any integration of new management personnel;

     o greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs and costs related to vacating leased facilities; and

     o potential unknown liabilities associated with the merger and the combined operations.

     The combined company may not succeed in addressing these risks or any other problems encountered in connection with the merger. The inability to successfully integrate the operations, technology and personnel of Larscom and VINA, or any significant delay in achieving integration, could have a material adverse effect on the combined company after the merger and, as a result, on the market price of Larscom's common stock.

The cost of the merger could harm the financial results of the combined company.

     VINA and Larscom expect to incur transaction costs of approximately $2.0 million in connection with the merger. If the benefits of the merger do not exceed the associated costs, including costs associated with integrating the two companies and dilution to Larscom's stockholders resulting from the issuance of shares in connection with the merger, the combined company's financial results, including earnings per share, could be materially harmed.

The merger could cause VINA or Larscom to lose key personnel, which could materially affect the combined company's business and require it to incur substantial costs to recruit replacements for lost personnel.

     As a result of the merger, current and prospective VINA and Larscom employees could experience uncertainty about their future roles within Larscom. This uncertainty may adversely affect the ability of VINA and Larscom to attract and retain key management, sales, marketing and technical personnel. In addition, in connection with the merger, certain current employees of VINA will be entitled to acceleration of vesting of stock options, which may adversely affect the ability of the combined company to retain such employees following the merger. Further, in connection with the merger, certain employees of Larscom may be entitled to acceleration of vesting of stock and stock options, which may adversely affect the ability of the combined company to retain such employees following the merger. Any failure to attract and retain key personnel could have a material adverse effect on the business of Larscom and VINA.

Larscom has alleged a breach of the terms of the merger agreement by VINA.

     VINA has received a letter from Larscom, under which Larscom indicates that it is reserving its rights arising from an alleged breach by VINA of a representation and warranty under the merger agreement. Under the merger agreement, VINA made a representation and warranty that its anticipated revenue for the first quarter of 2003 would not be materially below $3.5 million. VINA's revenue for the first quarter of 2003 was approximately $2.7 million. Under the terms of the merger agreement, either party may terminate the merger agreement if a breach of any representation or warranty, individually or in the aggregate, by the other party has had or is reasonably likely to have a material adverse effect on such party as defined in the merger agreement.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes and other causes.

     In general, either party can refuse to complete the merger if there is a material adverse change affecting the other party between the date of signing, March 17, 2003, and the closing. However, certain types of changes will not prevent the merger from going forward, even if they would have a material adverse effect on Larscom or VINA, including:

     o changes resulting from any failure by a party to meet or exceed analysts' published revenues or earnings predictions or any change in a party's stock price or trading volume, in and of itself;

     o    with  some  limited   exceptions,   any  changes  resulting  from  the
          announcement or pendency of the merger  agreement or the merger,  or

     o with some limited exceptions, changes affecting generally the industry or industries in which a party participates, the U.S. economy as a whole or foreign economies in any locations where a party has material operations or sales, unless such condition disproportionately adversely affects a party.


If adverse changes occur but Larscom and VINA must still complete the merger, Larscom's stock price may suffer. This in turn may reduce the value of the merger to Larscom and VINA stockholders.

                          Risks Related To Our Business

We will need to obtain additional funding during second quarter of 2003. If we are unable to raise more capital, we may not have sufficient funds to continue operations.

     During the year ended December 31, 2002, we used cash in operating activities of $20.3 million. As of March 31, 2003, we had cash and cash equivalents of $2.7 million and an accumulated deficit of $180.5 million. If the merger with Larscom is not consummated, we will need to obtain additional funding during the second quarter of 2003. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. In addition, holders of these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities would have rights, preferences and privileges senior to holders of common stock. The terms of these securities could also impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. Our recent move from the Nasdaq National Market to the Nasdaq SmallCap Market may make it even more difficult for us to raise funds. If we are unable to raise additional capital, we will not have sufficient funds to continue operations.

We rely on a small number of telecommunications customers for substantial portions of our net revenue. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue would decline and our operating results and business would be harmed.

     We derive almost all of our net revenue from direct sales to a small number of telecommunications customers and our indirect sales through Lucent Technologies, one of our original equipment manufacturers, or OEM, customers that sell and market our products. If we lose one of our customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our customers, our net revenue would decline and our operating results and business would be harmed. For the year ended December 31, 2002, sales to our three largest customers accounted for approximately 71% of our net revenue, of which sales to Allegiance Telecom, Lucent Technologies and Nuvox Communications accounted for 37%, 18% and 16% of our net revenue, respectively. We believe that we have been the primary supplier of integrated access devices to Allegiance in the past. Allegiance has advised us that it is now pursuing a two vendor strategy in this product category, which will reduce our opportunity for sales to Allegiance in future periods and will create additional competitive pricing pressures. As a result, we did receive any significant revenue from Allegiance in the first quarter of 2003 as Allegiance began purchasing from the second vendor, and we expect our net revenue from Allegiance in 2003 to decrease significantly from 2002 levels. Our concentrated customer base continues to expose us to risks resulting from potential adverse changes in these relationships and risks resulting from the financial condition of these customers.

     We expect that the telecommunications industry will continue to experience consolidation. If any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. Also, the ultimate business success of our direct service provider customers, our OEM customers and value added resellers, or VARs, and our indirect customers who purchase our products through an OEM customer and VARs, could affect the demand for our products. For example, Advanced Telecom Group, one of our largest customers in 2001, declared bankruptcy in May 2002, and we are no longer shipping any product to them. In addition, any difficulty in collecting amounts due from one or more of our key customers would harm our operating results and financial condition. If any of these events occur, our operating results and business would be harmed.

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

     We have incurred significant losses since inception and expect that our net losses and negative cash flow from operations will continue for the foreseeable future. We incurred net losses of approximately $17.1 million in 1999, $43.3 million in 2000, $48.6 million in 2001 and $55.4 million in 2002. As of March 31, 2003, we had an accumulated deficit of approximately $180.5 million. To achieve profitability, we will need to generate and sustain higher net revenue while lowering our cost and expense levels.

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

     Our ability to increase net revenue will depend significantly on whether we are able to anticipate or adapt to rapid technological innovation in the telecommunications industry and to offer, on a timely and cost-effective basis, products that meet changing customer demands and industry standards. If the standards adopted are different from those we have chosen to support, market acceptance of our products may be significantly reduced or delayed. Developing new or enhanced products is a complex and uncertain process and we may not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. We must manage the transition from our older products to new or enhanced products to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. Any significant delay or failure to release new products or product enhancements on a timely and cost-effective basis could harm our reputation and customer relationships, provide a competitor with a first-to-market opportunity or allow a competitor to achieve greater market share.

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

     We currently provide forecasts of our demand to our contract manufacturer four to six months prior to scheduled delivery of products to our customers. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. Our contract manufacturer has obtained or has on order substantial amounts of inventory to meet our revenue forecasts. If future shipments do not utilize the committed inventory, the contract manufacturer has the right to bill us for any excess component and finished goods inventory. We also have a non-cancelable purchase order with a major chip supplier for one of our critical components. As of March 31, 2003, the estimated purchase commitments and non-cancelable purchase orders to those companies is approximately $870,000. In August 2002, we placed $1.0 million on deposit with our contract manufacturer as security against these purchase commitments, of which $600,000 was used in April 2003 to pay outstanding balances. The remaining $400,000 is still on deposit with our contract manufacturer. If we overestimate our manufacturing requirements, demand for our products is lower than forecasted, or a product in our manufacturing forecast becomes obsolete, our contract manufacturer may have purchased excess or obsolete inventory. For example, in March 2001 we expensed $1.8 million for excess inventory purchase commitments and in March 2002 we expensed $1.7 million for excess inventory. For those parts that are unique to our products, we could be required to pay for these excess or obsolete parts and recognize related inventory write-offs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments, which could negatively affect our net revenue in such periods.

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

     From time to time, we may be required to license technology from third parties to develop new products or product enhancements. These third-party licenses may not be available to us on commercially reasonable terms, if at all. Our inability to obtain necessary third-party licenses may force us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm the competitiveness of our products.

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

Because our headquarters are located in Northern California, which is a region containing active earthquake faults, if a natural disaster occurs or the power energy crisis continues, our business could be shut down or severely impacted.

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

     The market for multiservice broadband access products is highly competitive. We compete directly with numerous companies, including Adtran, Alcatel, Carrier Access Corporation, Cisco Systems, Lucent Technologies, Siemens, Verilink and Zhone Technologies. Many of our current and potential competitors have longer operating histories, greater name recognition, significantly greater selling and marketing, technical, manufacturing, financial, customer support, professional services and other resources, including vendor-sponsored financing programs. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products to leverage their customer bases and broaden product offerings to gain market share. In addition, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that compete with our products or even render our products obsolete. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing or new competitors. In addition, due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter our markets and further intensify competition.

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

     Our common stock has recently traded at or below $1.00 and was subject to delisting from the Nasdaq National Market. After an oral hearing before the Nasdaq Listing Qualifications Panel, on September 20, 2002, the listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. Similar to the requirements of the Nasdaq National Market, one of the continued listing requirements for the Nasdaq SmallCap Market is the $1.00 minimum bid price requirement. On October 2, 2002, Nasdaq granted us a 180-day grace period, until March 30, 2003, to meet the $1.00 minimum bid price requirement. If shares of our common stock do not meet the minimum $1.00 per share closing bid price requirement on or before March 30, 2003, our stock could be delisted from the Nasdaq Stock Market. On April 7, 2003, Nasdaq granted us an additional 90-day grace period, until July 7, 2003, to meet the $1.00 minimum bid price requirement. If shares of our common stock do not meet the minimum $1.00 per share closing bid price requirement on or before July 7, 2003, our stock could be delisted from the Nasdaq Stock Market. If our stock is delisted from the Nasdaq Stock Market, our stockholders could find it more difficult to dispose of, and obtain, accurate quotations as to the market value of, their shares, and the market price of our stock would likely decline further.

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

     In August 2000, we completed our initial public offering. Prior to our initial public offering there had not been a public market for our common stock. The stock market in general, and the Nasdaq Stock Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The trading prices and valuations of many technology companies are substantially below historical levels. These broad market and industry factors may further decrease the market price of our common stock, regardless of our actual operating performance.

Many corporate actions would be controlled by officers, directors and affiliated entities, if they acted together, regardless of the desire of other investors to pursue an alternative course of action.

     As of March 31, 2003, our directors, executive officers and their affiliated entities beneficially owned approximately 65% of our outstanding common stock after giving effect to the stockholders agreement executed by Jeffrey Drazan and certain entities affiliated with Sierra Ventures. These stockholders, if they acted together, could exert control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

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

     We have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of August 6, 2001. Each right, when exercisable, entitles the registered holder to purchase from VINA one one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock, at a price of $35.00 per one one-thousandth of a share, subject to adjustment. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 20% or more of our outstanding common stock without the consent of our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our stockholder rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors regarding such acquisition. We have amended the stockholder rights plan to exempt the merger agreement and the voting agreement between certain VINA stockholders and Larscom executed in connection with the merger agreement from triggering the plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to financial market risks related to interest rates and foreign currency exchange rates. Our investments in commercial paper and debt obligations are subject to interest rate risk, but due to the short-term nature of these investments, interest rate changes would not have a material impact on their value as of March 31, 2003. To date, our international sales have been denominated primarily in U.S. dollars, and accordingly, a hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations. The functional currency of our subsidiary in the United Kingdom is the U.S. dollar and as the local accounts are maintained in British pounds, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S.
dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or the results of operations.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
  No.     Exhibit
  ---     -------

  2.1 Agreement and Plan of Merger, dated as of March 17, 2003, by and among Larscom Incorporated, London Acquisition Corp. and VINA Technologies, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003).

  99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) We filed a report on Form 8-K on March 20, 2003 with respect to the merger of the Company with Larscom Incorporated, as described in Item 5 of the Form 8-K.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VINA TECHNOLOGIES, INC.


Date:  May 14, 2003                   By:     /s/ W. Michael West
                                           ----------------------
                                            W. Michael West
                                            Chief Executive Officer
                                              (Principal Executive Officer)

Date:  May 14, 2003                   By:     /s/ Stanley E. Kazmierczak
                                           -----------------------------
                                            Stanley E. Kazmierczak
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

   Exhibit
     No.                     Description of Document
     ---                     -----------------------

     2.1 Agreement and Plan of Merger, dated as of March 17, 2003, by and among Larscom Incorporated, London Acquisition Corp. and VINA Technologies, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003).

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



Date:  May 14, 2003

By:     /s/ W. Michael West
      ------------------------
      W. Michael West
      Chief Executive Officer
      (Principal Executive Officer)

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





Date:  May 14, 2003

By:     /s/ Stanley E. Kazmierczak
      --------------------------------
      Stanley E. Kazmierczak
      Chief Financial Officer
      (Principal Financial and Accounting Officer)